Form 10KSB
period 2006-12-31
Promotions on Wheels Holdings, Inc.
filed 2007-04-16
CIK 1388295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

333-140378

Commission File No.

PROMOTIONS ON WHEELS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

2204 Timber Rose Drive, Las Vegas, Nevada 89134

(Address of Principal Executive Offices)

(702) 558-8740

(Issuer’s telephone number)

2204 Timber Rose Drive, Las Vegas, Nevada 89134

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Revenues for year ended December 31, 2006:   $30,000.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 11, 2007 was:  $-0-

Number of shares of our common stock outstanding as of April 11, 2007 is: 22,000,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 11, 2007:  22,000,000 shares of common stock.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

Promotions On Wheels Holdings, Inc. (“POWH” or the “Company”) was incorporated in the state of Nevada on July 3, 2006.  POWH is a developmental stage company with a principal business objective of offering live promotions and marketing events utilizing our unique custom-built mobile displays.  The Company currently offers products and services as an all-inclusive promotional display/exhibit and merchandising center on wheels.  We also offer consulting services, live entertainers, disc jockeys, professional models, and emcees tailored to our clients’ demographics in an effort to maximize their promotional goals.

Originally inspired by its founder, Barry Van Wie, the concept incorporates his extensive experience in coordinating live product promotions at locations all over the country and his frustration organizing many different vendors and the logistics of putting together efficient and successful live presentations on a daily basis.  Promotions on Wheels Holdings, Inc. (hereinafter referred to as POWH) is a timely “move in” and “move out” solution that integrates a custom show truck, an 11,000 watt Meyers pro sound system, stage platform, lighting, outdoor Sunbrite TV’s, self-generated electrical power, merchandise trailer and kiosk.  The Company also has plans to market and sell customized show trucks and displays on a nationwide basis.

POWH is a development stage company that has not significantly commenced its planned principal operations.  POWH operations to date have been devoted primarily to startup and development activities, which include the following:

1.

Formation of the Company;

2.

Development of the POWH business plan;

3.

Procure existing sales and marketing efforts to solidify additional promotional events for our current clients the U.S. Army and the University of Nevada Las Vegas, and the University of Nevada Reno.

4.

Continue to nurture and mature long-term relationships with R&R Partners, Las Vegas automotive dealerships, Nevada political campaign events, and other companies wishing to expand their exposure where the events we attend will complement their marketing efforts.  POWH is actively pursuing promotional events on an immediate and long-term basis with each of the clients listed above we have performed service for in the past.

5.

Conducted in depth research and formulated a multi-faceted marketing campaign targeting advertising agencies, promotional divisions of large corporations and governmental agencies.  POWH expects to use a portion of the funds allocated toward sales and marketing and working capital to engage in this activity.

6.

Establish and procure personal and business relationships with key individuals in government, businesses, and community leadership positions.  A portion of the funds allocated toward sales and marketing activities are committed to mature these relationships.

7.

Establish and maintain a visible community and internet presence.

Promotions On Wheels Holdings, Inc. is attempting to become operational.  In order to increase revenues, POWH must address the following areas:

1. Develop and Implement a Marketing Plan: An all inclusive solution and high quality promotional strategy on wheels at an affordable price is what we emphasize marketing our product.  This unique promotional product is custom designed to offer an efficient and high-quality solution for planners of promotional events.  The Company is also very active marketing our consulting services and emphasizing that we work closely with clients to maximize their promotional goals while providing results that surpass their expectations.

Our diligent marketing efforts and managements extensive network within the industry should provide the Company with reputable and repeat clients.  One of our most notable clients is the U.S. Army.  They are extremely pleased with the results of past promotional activities and we are currently working with them on a long-term contract with nationwide potential.  The Army has made a decision to change their image and we are working extremely close with them on a promotional production that will provide the desired results.

Our marketing efforts include seasoned creativity when working with clients to tailor promotional events to maximize results.  Flexibility in appearance times, locales, and frequency is a distinct and indisputable advantage in any competitive scenario.  We provide a high quality, professional promotional event with entertainment at literally any location at an affordable price.  Competitors can try to do the same, but not without renting stages, sound equipment, lights, Sunbrite TV’s, portable generators, merchandise stands, tents, merchandise trailers and a support staff in an effort to coordinate successful events.

In his past endeavors, Barry Van Wie the Companies President and Director, has organized and directed hundreds of promotional events at all types of locations including NASCAR events, Rodeo’s, State Fairs, monster truck shows, bike fests, car shows, festivals, as well as smaller locations such as tailgates and parking lot parties.  Mr. Van Wie has successfully coordinated promotional events for companies such as Trim Spa, 24 Hour Fitness, Budweiser, The Larry Foyt Racing Team-NASCAR, Cadillac, and Honda.

2. Tailoring our Website: Promotions On Wheels Holdings, Inc. has a web site located at www.\\promotionsonwheels.com.  The current web site includes an overview of our operations, products and services offered.  The site also includes a two-minute video featuring live events performed and the versatility of our products.  Upon securing additional funding, the Company has plans to enhance the site to include dates and events booked and availability.  Additional planned enhancements include a description of how we work together with our clients in an effort to maximize the effectiveness of the event by tailoring the advertising and show to the demographics.  Promoting our website through search engines and direct marketing campaigns is another area we have plans to pursue.

Since our inception on July 3, 2006 to December 31, 2006, we did not generate any significant revenues and have incurred a cumulative net loss of $19,057.  We believe that the $150,000 in funds to be received from the sale of our common equity will be sufficient to finance our efforts and carry us through the next twelve (12) months.  The capital raised has been budgeted to establish our infrastructure, procure existing client relationships in an effort to increase revenues and for new business development.  We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of merchandise will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Promotions On Wheels Holdings, Inc. currently has one officer and one director.  This individual allocates time and personal resources to POWH on a part-time basis.

As of the date of this prospectus, POWH has 22,000,000 shares of $0.001 par value common stock issued and outstanding.

Promotions On Wheels Holdings, Inc. has administrative offices located at 2204 Timber Rose Drive, Las Vegas, Nevada 89134.

Promotions On Wheels Holdings, Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Barry Van Wie, our President has agreed to allocate a portion of his time to our activities.  Mr. Van Wie anticipates that our business plan can be implemented by his devoting approximately 20 hours per week to the business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Van Wie.

ITEM 2.

DESCRIPTION OF PROPERTY

Promotions On Wheels Holdings, Inc. uses an office for administrative purposes located at 2204 timber Rose Drive, Las Vegas, Nevada 89134.  Mr. Van Wie utilizes an office in his residence that he provides to the Company free of charge and no lease exists.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

Promotions On Wheels Holdings, Inc. management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  Promotions On Wheels Holdings, Inc. does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2006, there was 1 shareholder of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.

MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Promotions On Wheels Holdings, Inc. was incorporated on July 3, 2006.  Promotions On Wheels Holdings, Inc. has generated minimal revenues of $30,000 while incurring $49,057 in total expenses resulting in a net loss of $19,057 sine inception.

Since incorporation, Promotions On Wheels Holdings, Inc. has financed its operations through minimal business activity and a small loan as noted in the audited financials.

To date, Promotions On Wheels Holdings, Inc. is in the process of implementing planned principal operations.  Presently, Promotions On Wheels Holdings, Inc. is attempting to secure sufficient monetary assets to increase operations.  Promotions On Wheels Holdings, Inc. cannot assure any investor that it will be able to enter into sufficient business operations adequate to insure continued operations.

Below is an illustration of the financing needs and anticipated sources of funds for the elements of Promotions On Wheels Holdings, Inc.’s business plan that constitute top priorities.  Each material event or milestone listed below will be required until the Company generates adequate revenue.

1. Procure existing sales and marketing efforts to solidify additional promotional events for the U.S. Army.  The Company also needs to nurture and mature long-term relationships with R&R Partners, Las Vegas automotive dealerships, Nevada political campaign events, and other companies wishing to expand their exposure where the events we attend will complement their marketing efforts.  POWH is actively pursuing promotional events on an immediate and long-term basis with each of the potential clients listed.

2. Researching and strategically target advertising agencies and promotional divisions of large corporations and governmental agencies.  POWH expects to use a portion of the funds allocated toward sales and marketing and working capital to engage in this activity.

3. Establish and procure personal and business relationships with key individuals in government, businesses, and community leadership positions.  A portion of the funds allocated toward sales and marketing activities are committed to mature these relationships.

4. Establish and maintain a visible community and internet presence.

Results of Operation

The Company had revenues of $30,000 from inception (July 3, 2006) through December 31, 2006.  For the year ended December 31, 2006, we recognized a net loss of $19,057.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, business development, and event expenses.

Liquidity and Capital Resources

At December 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

PROMOTIONS ON WHEELS HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

Promotions on Wheels Holdings, Inc.

Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Promotions on Wheels Holdings, Inc. (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Promotions on Wheels Holdings, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception July 3, 2006, through December 31, 2006, and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Promotions on Wheels Holdings, Inc (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception July 3, 2006, through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of approximately $19,100 from the period of July 3, 2006 (Inception) through December 31, 2006 and has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital to sustain its operations.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 13, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

PROMOTIONS ON WHEELS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEET

As of
December 31, 2006
ASSETS
Current assets
Cash	$ 17,720
Accounts receivable	8,500
Total current assets	26,220

Property and equipment, net	10,028

Total assets	$ 36,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowing	20,000
Accounts payable	244
Accrued expenses	13,217
Advance from shareholder	2,044
Total current liabilities	35,505

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--
Common stock; $.001 par value, 70,000,000 shares
authorized, 2,000,000 shares issued and outstanding	2,000
Additional paid in capital	17,800
Accumulated (deficit)	(19,057)
Total stockholders' equity	743

Total liabilities and stockholders' equity	$ 36,248

See Accompanying Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

July 3, 2006
(Inception)
through
December 31, 2006

Revenue	$ 30,000

Costs and expenses
Cost of operations	8,317
General and administrative expenses	37,560
Depreciation expense	881
46,758

(Loss) from operations	(16,758)

Other income (expenses):
Other expense	--
Interest income	9
Interest expense	(2,308)
Total other income (expenses)	(2,299)

(Loss) before provision for income taxes	(19,057)
Provision for income taxes	--

Net (loss)	$ (19,057)

Basic and diluted loss per common share	$ (0.02)

Basic and diluted weighted average
common shares outstanding	821,918

The accompanying notes are an integral part of these financial statements

PROMOTIONS ON WHEELS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

July 3, 2006
(Inception)
through
December 31, 2006
Cash flows from operating activities:
Net loss	$ (19,057)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	881
Stock issued for services	10,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,500)
Increase in accounts payable	244
Increase in accrued expense	13,217
Net cash used in operating activities	(3,215)

Purchase of property and equipment	(1,109)
Net cash used in investing activities	(1,109)

Cash flows from financing activities:
Advance from shareholder	2,044
Proceeds from borrowing	20,000
Proceeds from issuance of common stock	-
Net cash provided by financing activities	22,044

Net increase in cash	17,720

Cash, beginning of period	--

Cash, end of period	$ 17,720

Non Cash Investing and Financing Activities
Issuance of Common Stock for Services	$ 10,000
Issuance of Common Stock for Equipment	$ 9,800

The accompanying notes are an integral part of these financial statements

PROMOTIONS ON WHEELS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 3, 2006 (Date of Inception)	--	$ --	--	$ --	$ --	$ --	$ --

Shares issued for services	1,000,000	$ 1,000	--	$ --	$ 9,000		$ 10,000
Shares issued for equipment	1,000,000	$ 1,000	--	$ --	$ 8,800		$ 9,800

Net loss	--	--	--	--	--	(19,057)	(19,057)

Balance, December 31, 2006	2,000,000	$ 2,000	--	$ -	$ 17,800	$ (19,057)	$ 743

See Accompanying Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC.

NOTES

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are the representation of management.  These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Description of business and history – Promotions on Wheels Holdings, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on July 3, 2006.  The Company is in the primary business of offering live promotions and marketing events utilizing the unique custom-built show truck.  The Company currently rents the trucks as an inclusive promotional display/exhibit and merchandising center on wheels. The Company has plans to market and sell customized show trucks on a nationwide basis.

Management of Company – The Company filed its articles of incorporation with the Nevada Secretary of State on July 3, 2006.  The Company filed its initial list of officers and directors with the Nevada Secretary of State on July 3, 2006, indicating it’s President as Barry Van Wie.

Going concern – The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of approximately $19,100 from the period of July 3, 2006 (Inception) through December 31, 2006 and has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital to sustain its operations.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company’s sales not provide sufficient cash flow, the Company has plans to raise additional working capital through equity financings.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - Cash and cash equivalents include highly liquid, temporary cash investments with an original maturity of three months or less from the date of purchase.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Revenue recognition – Revenues are recognized at the time a sale is complete.

Accounts receivable – The Company extends credit to customers in the normal course of business.  Accounts are generally due within sixty days and interest is charged on past due accounts.  Management reviews the accounts monthly and provides allowances for uncollectible accounts based on specific identification of problem accounts.

Property and equipment – Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of the related asset.  Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred.  The estimated useful lives are as follows:

Equipment	5 years

Advertising costs – Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.

Fair value of financial instruments – The Financial Accounting Standards Board’s Statement 107, “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate their fair value because of their short maturities.

Comprehensive income – Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements.  The Company does not have any items considered to be other comprehensive income for the period ended December 31, 2006.

2.

CONCENTRATION OF CREDIT RISK

For the period ended December 31, 2006, two customers represented approximately 100% of the Company’s revenues.  At December 31, 2006, one customer represented approximately 100% of accounts receivable.

3.

ACCRUED EXPENSES

Accrued expenses at December 31, 2006 consist of:

Accrued interest expense	$ 2,308
Accrued expense - related party	6,500
Other accrued expenses	4,409
$ 13,217

4.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consist of:

Equipment	$ 10,909
Less: accumulated depreciation and amortization	(881)
$ 10,028

5.

SHORT TERM BORROWING

The Company has a 50.00% interest bearing notes of $20,000. The note matures on April 8, 2007, the balance and accrued interest is due in full at maturity.

As of December 31, 2006, $2,308 of interest expense was incurred.

6.

STOCKHOLDER EQUITY

The Company has 70,000,000 shares authorized and 2,000,000 issued and outstanding as of December 31, 2006.  The issued and outstanding shares were issued as follows:

On August 3, 2006 the Company issued 1,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company’s president/ shareholder for services provided.

On August 3, 2006 the Company issued 1,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company’s president/ shareholder for equipment contributed to the Company.

7.

RELATED PARTY TRANSACTIONS

The Company entered into a 7 year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $4,000 for the period ended December 31, 2006.

During the normal course of business operation for the period ended December 31, 2006, the Company paid consulting fees of $21,500 to Blue Wave Records, a company related by common ownership.

The Company issued 1,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $10,000.

The Company issued 1,000,000 shares of common stock to its president/ shareholder for equipment contributed to the Company valued at approximately $9,800.

Advance from president/ shareholder was approximately $2,000 as of December 31, 2006.

8.

STOCK OPTIONS

As of December 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

9.

 LITIGATION

As of December 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

10.   NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

11.   SUBSEQUENT EVENTS

On January 11, 2007, the Company issued 20,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company’s president/ shareholder for services provided.

The Company initiated a Private Placement in March 2007 for the sale of 14,700,000 shares of common stock to accredited investors at $0.01 per share.  As of March 30, 2007, all subscriptions have been received from 8 investors, raising $147,000 of additional equity capital.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore and Associates, Chartered, CPAs, independent certified public accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2006, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Barry Van Wie	34	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Barry Van Wie, President, Secretary, Treasurer, Director, Chief Financial Officer, and Chief Accounting Officer:

Mr. Van Wie has over twenty years experience in the entertainment and record industries.  His comprehensive experience includes all levels of operations including promoter, negotiator, and performer.  An accomplished solo artist on Vocals, Fiddle, Mandolin, and Guitar for over twenty years, Mr. Van Wie has performed live at events including NASCAR, Rodeo, Olympics, NHRA, Monster Truck Shows, State Fairs, and was the lead musical attraction in several Hotel/Casinos in Las Vegas.  Mr. Van Wie has owned several entertainment and record companies and has sold over 100,000 CD’s.  His comprehensive experience in the entertainment and live performance business was a driving force to design and build the custom-built show truck.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

Since Promotions On Wheels Holdings, Inc.’s incorporation on July 3, 2006, Promotions On Wheels Holdings, Inc. has not paid any salaried compensation to any officer, director, or employee.  The Company has compensated Mr. Van Wie for providing live entertainment during promotions.  Providing live entertainment is an additional feature Promotions On Wheels offers and entertainers and emcees are compensated on a per event basis.  Mr. Van Wie was compensated approximately $5,000 for providing live entertainment for year ended December 31, 2006.  POWH has budgeted $2,000 per month as compensation for Mr. Barry Van Wie to perform marketing and administrative functions.  POWH does not have employment agreements.  The Board of Directors will determine future compensation and, as appropriate, employment agreements executed.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

We have issued a total of 22,000,000 shares of our common stock to the following persons:

Name	Number of Total Shares	% of Shareholdings
Barry Van Wie	22,000,000	100%

The address for Mister Barry Van Wie is 2204 Timber Rose Drive, Las Vegas, Nevada 89134.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 3, 2006 Barry Van Wie, President, Secretary, Treasurer, and Director, received 1,000,000 shares of Promotions On Wheels Holdings, Inc. common stock, par value $0.001 per share, for services.  At the time of the issuance, Promotions On Wheels Holdings, Inc. was recently formed or in the process of being formed.

On August 3, 2006 Barry Van Wie, President, Secretary, Treasurer, and Director, received 1,000,000 shares of Promotions On Wheels Holdings, Inc. common stock, par value $0.001 per share, for personal assets.  Please refer to the section titled “Financial Statements” for full disclosure of the transaction.

On January 11, 2007 Barry Van Wie, President, Secretary, Treasurer, and Director, received 20,000,000 shares of Promotions On Wheels Holdings, Inc. common stock, par value $0.001 per share, for services.

Promotions On Wheels Holdings, Inc.’s principal office space is provided free of charge at the present time.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 7 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1   Articles of Incorporation    (1)

3.2   By-laws    (1)

(1)

Incorporated by reference to our Form 10-SB (SEC File No.333-140378).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2006, we were billed approximately $2,500.00 for year end 2005 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2006, we were billed approximately $0.00 for 2006, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

By:  /s/  Barry Van Wie

BARRY VAN WIE

President, Chief Executive Officer,

Chief Financial Officer,

Secretary and Director

Dated:   April 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Barry Van Wie

President, Chief Executive Officer,                 Dated:   April 11, 2007

Chief Financial Officer,

Barry Van Wie   Secretary and Director