Form 10QSB
period 2007-06-30
Promotions on Wheels Holdings, Inc.
filed 2007-08-14
CIK 1388295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (July 3, 2006) and three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

PROMOTIONS ON WHEELS HOLDINGS, INC.

PROMOTIONS ON WHEELS HOLDINGS, INC

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 38,630	$ 17,720
Accounts receivable	41,000	8,500
Escrow deposits	3,000	-
Advance to shareholder	1,195	-
Total current assets	83,825	26,220

Property and equipment, net	11,615	10,028

	$ 95,440	$ 36,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowing	$ 20,000	$ 20,000
Accounts payable	-	244
Accrued expense	10,650	13,217
Advance from shareholder	-	2,044
Total current liabilities	30,650	35,505

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 2,000,000 shares issued and
outstanding, respectively	37,000	2,000
Additional paid in capital	151,300	17,800
Accumulated (deficit)	(123,510)	(19,057)
Total stockholders' equity	64,790	743

	$ 95,440	$ 36,248

See Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC

STATEMENTS OF OPERATIONS

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	July 3, 2006
	For the three	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2007	June 30, 2007

Revenue	$ 71,500	$ 152,416	$ 182,416

Operating expenses:
Cost of Operations	42,036	64,320	72,637
General and administrative expenses	109,359	186,312	223,872
Depreciation expense	679	1,224	2,105
Total operating expenses	152,074	251,856	298,614

(Loss) from operations	(80,574)	(99,440)	(116,198)

Other income (expenses):
Interest income	60	77	86
Interest (expense)	(2,617)	(5,090)	(7,398)
Total other income (expenses)	(2,557)	(5,013)	(7,312)

(Loss) before provision for income taxes	(83,131)	(104,453)	(123,510)
Provision for income taxes	-	-	-

Net (loss)	$ (83,131)	$ (104,453)	$ (123,510)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	28,546,188	28,546,188

See Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC

STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity
Balance at July 3, 2006
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services, $0.01 per share	1,000,000	1,000	-	-	9,000	-	-	10,000
Issuance of stock for equipment, $0.0098 per share	1,000,000	1,000	-	-	8,800			9,800
								-
Net loss	-	-	-	-	-	-	(19,057)	(19,057)

Balance, December 31, 2006	2,000,000	2,000	-	-	17,800	-	(19,057)	743

Issuance of stock for services, $0.001 per share	20,000,000	20,000	-	-	-	-	-	20,000
Issuance of stock relating to private placement, $0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500
								-
Net loss	-	-	-	-	-	-	(104,453)	(104,453)

Balance, June 30, 2007 (Unaudited)	37,000,000	37,000	-	-	151,300	-	(123,510)	64,790

See Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC

STATEMENTS OF CASH FLOW

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	July 3, 2006
	For the three	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2007	June 30, 2007

Cash flows from operating activities:
Net loss	$ (83,131)	$ (104,453)	$ (123,510)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	679	1,224	2,105
Stock issued for services	-	20,000	30,000
Changes in operating assets and liabilities:			-
(Increase) in accounts receivable	(33,000)	(32,500)	(41,000)
(Increase) in escrow deposits	(3,000)	(3,000)	(3,000)
(Decrease) in accounts payable	-	(244)	-
Increase (decrease) in accrued expense	5,019	(2,567)	10,650
Net cash (used in) operating activities	(113,433)	(121,540)	(124,755)

Cash flows from investing activities:
Purchase of property and equipment	(2,811)	(2,811)	(3,920)
Advance to shareholder	(1,630)	(3,239)	(1,195)
Net cash (used in) investing activities	(4,441)	(6,050)	(5,115)

Cash flows from financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from stock subscriptions	1,500	148,500	148,500
Net cash provided by financing activities	1,500	148,500	168,500

Net changes in cash	(116,374)	20,910	38,630

Cash, beginning of period	155,004	17,720	-

Cash, end of period	$ 38,630	$ 38,630	$ 38,630

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ -	$ 20,000	$ 30,000
Issuance of common stock for equipment	$ -	$ -	$ 9,800

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

NOTE 2 – PROPERTY AND EQUIPMENT

As of June 30, 2007, property and equipment consists of:

Equipment	$ 13,720
Less accumulated depreciation	(2,105)
$ 11,615

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at June 30, 2007 consist of:

Accrued interest expense	$ 7,280
Other accrued expenses	3,370
$ 10,650

NOTE 4 – SHORT-TERM BORROWING

The Company has a 50.00% interest bearing notes of $20,000. The note matured on April 8, 2007, the balance and accrued interest is due in full at maturity.  As of June 30, 2007, the Company has not paid off the balance.

As of June 30, 2007, approximately $5,000 of interest expense was incurred.

NOTE 5 - STOCKHOLDERS’ EQUITY

As of June 30, 2007, the Company has 37,000,000 shares of common stock issued and outstanding.

On January 11, 2007, the Company issued 20,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company’s president/ shareholder for services provided.

The Company initiated a Private Placement in March 2007 for the sale of 15,000,000 shares of common stock to accredited investors at $0.01 per share.  As of June 30, 2007, all subscriptions have been received from 26 investors, raising $148,500 in proceeds net of $1,500 of offering costs.

NOTE 6 – CONCENTRATION OF CREDIT RISK

For the six months period ended June 30, 2007, three customers represented approximately 100% of the Company’s revenues.  At June 30, 2007, one customer represented approximately 100% of accounts receivable.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into a seven year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $12,000 for the six months period ended June 30, 2007.

During the normal course of business operation for the six months period ended June 30, 2007, the Company paid approximately $76,000 of consulting fees to Blue Wave Records, a company related by common ownership.

The Company issued 20,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $20,000.

During the six months period ended June 30, 2007, the Company borrowed $40,000 from its president/ shareholder and repaid the full amount in the same period.

As of June 30, 2007, advance to president/ shareholder was approximately $1,200.

During the normal course of business operation for the six months ended June 30, 2007, the Company paid approximately $9,000 of officer’s compensation to its president/ shareholder for services provided.

During the normal course of business operation for the six months ended June 30, 2007, the Company paid approximately $27,000 of employee compensation to two stockholders of the Company and paid approximately $15,000 of contractor fees to two stockholders of the Company.

During the normal course of business operation for the six months ended June 30, 2007, the Company paid approximately $7,000 of consulting fee to an individual related to a stockholder of the Company.

The Company pays monthly equipment lease fee of $2,000 to Cab-Tive Advertising, Inc, a company related by common ownership.  As of six months ended June 30, 2007, the company paid $12,000 in cost of operations.

NOTE 8 – ADVERTISING COSTS

As of June 30, 2007, approximately $2,500 of advertising costs has been incurred.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

Promotions On Wheels Holdings, Inc. was incorporated on July 3, 2006.  Promotions On Wheels Holdings, Inc. has generated revenues of $182,416, while incurring $298,614 in total expenses resulting in a net loss of $116,198 since inception.

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

Results of Operation

The Company had $182,416 of operating income from inception (July 3, 2006) through June 30, 2007.  For the quarter ended June 30, 2007, the registrant recognized a net loss of $80,574.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

At June 30, 2007 the Company generated event income and may rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses.

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

Our Chief Executive Officer and Chief Accounting Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: August 2, 2007

/s/ Barry Van Wie

Barry Van Wie

President, Secretary, Treasurer and Director