Form 10QSB
period 2007-09-30
Promotions on Wheels Holdings, Inc.
filed 2007-11-13
CIK 1388295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Issuer's telephone number)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ]     No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]     No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (July 3, 2006) and three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

PROMOTIONS ON WHEELS HOLDINGS, INC.

PROMOTIONS ON WHEELS HOLDINGS, INC

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 3,938	$ 17,720
Accounts receivable	2,000	8,500
Advance to shareholder	5,925	-
Total current assets	11,863	26,220

Property and equipment, net	10,929	10,028

	$ 22,792	$ 36,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Short-term borrowing	$ 20,000	$ 20,000
Accounts payable	2,200	244
Accrued expense	9,808	13,217
Advance from shareholder	-	2,044
Total current liabilities	32,008	35,505

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 2,000,000 shares issued and
outstanding, respectively	37,000	2,000
Additional paid in capital	151,300	17,800
Accumulated (deficit)	(197,516)	(19,057)
Total stockholders' equity (deficit)	(9,216)	743

	$ 22,792	$ 36,248

See Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC

STATEMENTS OF OPERATIONS

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	July 3, 2006
	For the three	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2007	September 30, 2007	September 30, 2007

Revenue	$ 45,000	$ 197,416	$ 227,416

Operating expenses:
Cost of Operations	31,292	95,665	103,982
General and administrative expenses	84,359	270,671	308,231
Depreciation expense	686	1,910	2,791
Total operating expenses	116,337	368,246	415,004

(Loss) from operations	(71,337)	(170,830)	(187,588)

Other income (expenses):
Interest income	23	100	109
Interest (expense)	(2,639)	(7,729)	(10,037)
Total other income (expenses)	(2,616)	(7,629)	(9,928)

(Loss) before provision for income taxes	(73,953)	(178,459)	(197,516)
Provision for income taxes	-	-	-

Net (loss)	$ (73,953)	$ (178,459)	$ (197,516)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	31,395,092

See Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC

STATEMENTS OF CASH FLOW

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	July 3, 2006
	For the three	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2007	September 30, 2007	September 30, 2007

Cash flows from operating activities:
Net loss	$ (73,953)	$ (178,459)	$ (197,516)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	686	1,910	2,791
Stock issued for services	-	20,000	30,000
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable	39,000	6,500	(2,000)
Decrease in escrow deposits	3,000	-	-
Increase in accounts payable	2,200	1,956	2,200
(Decrease) increase in accrued expense	(842)	(3,409)	9,808
Net cash (used in) operating activities	(29,909)	(151,502)	(154,717)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,811)	(3,920)
Advance to shareholder	(4,730)	(7,969)	(5,925)
Net cash (used in) investing activities	(4,730)	(10,780)	(9,845)

Cash flows from financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from stock subscriptions	-	148,500	148,500
Net cash provided by financing activities	-	148,500	168,500

Net changes in cash	(34,639)	(13,782)	3,938

Cash, beginning of period	38,577	17,720	-

Cash, end of period	$ 3,938	$ 3,938	$ 3,938

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ -	$ 20,000	$ 30,000
Issuance of common stock for equipment	$ -	$ -	$ 9,800

See Notes to Financial Statements

PROMOTIONS ON WHEELS HOLDINGS, INC

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity (Deficit)
Balance at July 3, 2006
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services, $0.01 per share	1,000,000	1,000	-	-	9,000	-	-	10,000
Issuance of stock for equipment, $0.0098 per share	1,000,000	1,000	-	-	8,800			9,800
								-
Net loss	-	-	-	-	-	-	(19,057)	(19,057)

Balance, December 31, 2006	2,000,000	2,000	-	-	17,800	-	(19,057)	743

Issuance of stock for services, $0.001 per share	20,000,000	20,000	-	-	-	-	-	20,000
Issuance of stock relating to private placement,
$0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500
								-
Net loss	-	-	-	-	-	-	(178,459)	(178,459)

Balance, September 30, 2007 (Unaudited)	37,000,000	37,000	-	-	151,300	-	(197,516)	(9,216)

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

The interim financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company's sales not provide sufficient cash flow, the Company has plans to raise additional working capital through debt and/or equity financings.

NOTE 2 - PROPERTY AND EQUIPMENT

As of September 30, 2007, property and equipment consists of:

Equipment	$ 13,720
Less accumulated depreciation	(2,792)
$ 10,929

NOTE 3 - ACCRUED EXPENSES

As of September 30, 2007, the Company accrued $9,808 of interest expenses on notes payable.

NOTE 4 - SHORT-TERM BORROWING

The Company has a 50.00% interest bearing notes of $20,000. The note matured on April 8, 2007, the balance and accrued interest is due in full at maturity.  As of September 30, 2007, the Company has not paid off the balance.

As of September 30, 2007, approximately $7,500 of interest expense was incurred.

NOTE 5 - STOCKHOLDERS' EQUITY

As of September 30, 2007, the Company has 37,000,000 shares of common stock issued and outstanding.

On January 11, 2007, the Company issued 20,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company's president/ shareholder for services provided.

The Company initiated a Private Placement in March 2007 for the sale of 15,000,000 shares of common stock to investors at $0.01 per share.  As of April 18, 2007, all subscriptions have been received from 26 investors, raising $148,500 in proceeds net of $1,500 of offering costs.

NOTE 6 - CONCENTRATION OF CREDIT RISK

For the nine months ended September 30, 2007, three customers represented approximately 100% of the Company's revenues.  At September 30, 2007, one customer represented approximately 100% of accounts receivable.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into a seven year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $18,000 for the nine months ended September 30, 2007.

During the normal course of business operation for the nine months ended September 30, 2007, the Company paid approximately $91,000 of consulting fees to Blue Wave Records, a company related by common ownership.

The Company issued 20,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $20,000.

During the nine months ended September 30, 2007, the Company borrowed $40,000 from its president/ shareholder and repaid the full amount in the same period.

As of September 30, 2007, advance to president/shareholder was approximately $6,000.

During the normal course of business operation for the nine months ended September 30, 2007, the Company paid approximately $31,500 of officer's compensation to its president/ shareholder for services provided.

During the normal course of business operation for the nine months ended September 30, 2007, the Company paid approximately $48,500 of employee compensation to two stockholders of the Company and paid approximately $19,000 of contractor fees to two stockholders of the Company.

During the normal course of business operation for the nine months ended September 30, 2007, the Company paid approximately $7,000 of consulting fee to an individual related to a stockholder of the Company.

The Company pays monthly equipment lease fee of $2,000 to Cab-Tive Advertising, Inc, a company related by common ownership.  As of nine months ended September 30, 2007, the company paid $18,000 in cost of operations.

NOTE 8 - ADVERTISING COSTS

As of September 30, 2007, approximately $5,500 of advertising costs has been incurred.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

Promotions On Wheels Holdings, Inc. was incorporated on July 3, 2006.  Promotions On Wheels Holdings, Inc. has generated revenues of $227,416, while incurring $187,588 in total expenses resulting in a net loss of $197,516 since inception.

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

Below is an illustration of the financing needs and anticipated sources of funds for the elements of Promotions On Wheels Holdings, Inc.'s business plan that constitute top priorities.  Each material event or milestone listed below will be required until the Company generates adequate revenue.

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

Results of Operation

The Company had $227,416 of operating income from inception (July 3, 2006) through September 30, 2007.  For the quarter ended September 30, 2007, the registrant recognized a net loss of $71,337.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

At September 30, 2007 the Company generated event income and may rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses.

Critical Accounting Policies

Promotions On Wheels' financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

33.1  Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2  Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: November 6, 2007

/s/ Barry Van Wie

Barry Van Wie

President, Secretary, Treasurer and Director