Form 10KSB
period 2007-12-31
Promotions on Wheels Holdings, Inc.
filed 2008-03-27
CIK 1388295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 333-140378

PROMOTIONS ON WHEELS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1 Hampshire Court, Newport Beach, California 92660

(Address of Principal Executive Offices)

(949) 642-7816

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

Revenues for year ended December 31, 2007:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 17, 2008 was:  $-0-

Number of shares of our common stock outstanding as of March 17, 2008 is: 37,000,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [   ]

Company’s transfer agent is: Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, having a telephone number of (702) 361-3033.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2008:  37,000,000 shares of common stock.

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

Originally inspired by its founder, Barry VanWie, the concept incorporates his extensive experience in coordinating live product promotions at locations all over the country and his frustration organizing many different vendors and the logistics of putting together efficient and successful live presentations on a daily basis.  Promotions on Wheels Holdings, Inc. (hereinafter referred to as POWH) is a timely “move in” and “move out” solution that integrates a custom show truck, an 11,000 watt Meyers pro sound system, stage platform, lighting, outdoor Sunbrite TV’s, self-generated electrical power, merchandise trailer and kiosk.  The Company also has plans to market and sell customized show trucks and displays on a nationwide basis.

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

Since our inception on July 3, 2006 to December 31, 2007, we did not generate any significant revenues and have incurred a cumulative net loss of $201,970.  We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of merchandise will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Promotions On Wheels Holdings, Inc. currently has one officer and one director.  This individual allocates time and personal resources to POWH on a part-time basis.

As of the date of this report, POWH has 37,000,000 shares of $0.001 par value common stock issued and outstanding.

Promotions On Wheels Holdings, Inc. has administrative offices located at 1 Hampshire Court, Newport Beach, California 92660.

Promotions On Wheels Holdings, Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Barry Van Wie, our President has agreed to allocate a portion of his time to our activities without compensation.  Mr. Van Wie anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Van Wie.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2007, there were 27 shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Promotions On Wheels Holdings, Inc. was incorporated on July 3, 2006.  Promotions On Wheels Holdings, Inc. has generated minimal revenues of $231,536, while incurring $433,506 in total expenses resulting in a net loss of $201,970 since inception.

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

Results of Operation

We did not have any operating income from inception (July 3, 2006) through December 31, 2007.  For the year ended December 31, 2007, we recognized a net loss of $188,094. Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

PROMOTIONS ON WHEELS HOLDINGS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

Promotions on Wheels Holdings, Inc.

Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Promotions on Wheels Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Promotions on Wheels Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and since inception on July 3, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Promotions on Wheels Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and since inception on July 3, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has net losses of approximately $207,200 since inception on July 3, 2006, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 24, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

BALANCE SHEETS

December 31, 2007

ASSETS	2007	2006

Current assets:
Cash	$ 314	$ 17,720
Accounts receivable	-	8,500
Advance to shareholder	1,592	-
Total current assets	1,906	26,220

Property and equipment, net	10,243	10,028

Total Assets	$ 12,149	$ 36,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Short-term borrowing	$ 20,000	$ 20,000
Accounts payable	-	244
Lease payable	6,000	-
Accrued expense	5,000	13,217
Advance from shareholder	-	2,044
Total current liabilities	31,000	35,505

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 2,000,000 shares issued and
outstanding, respectively	37,000	2,000
Additional paid in capital	151,300	17,800
Accumulated (deficit)	(207,151)	(19,057)
Total stockholders' equity (deficit)	(18,851)	743

Total Liabilities and Stockholders' Equity	$ 12,149	$ 36,248

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the year ended December 31, 2007 and the period from

  inception (July 3, 2006) to December 31, 2006

		July 3, 2006
		(date of inception)
		through
	2007	December 31, 2006

Revenue	$ 201,536	$ 30,000

Operating expenses:
Cost of Operations	110,956	8,317
General and administrative expenses	273,195	37,560
Depreciation expense	2,597	881
Total operating expenses	386,748	46,758

(Loss) from operations	(185,212)	(16,758)

Other income (expenses):
Interest income	100	9
Interest (expense)	(2,982)	(2,308)
Total other income (expenses)	(2,882)	(2,299)

(Loss) before provision for income taxes	(188,094)	(19,057)
Provision for income taxes	-	-

Net (loss)	$ (188,094)	$ (19,057)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	32,802,507	1,657,459

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

STATEMENTS OF CASH FLOW

For the year ended December 31, 2007 and the period from

  inception (July 3, 2006) to December 31, 2006

		July 3, 2006
		(date of inception)
		through
	2007	December 31, 2006

Operating activities:
Net loss	$ (188,094)	$ (19,057)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	2,597	881
Stock issued for services	20,000	10,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,500	(8,500)
(Decrease) increase in accounts payable	(244)	244
Increase in lease payable	6,000	-
(Decrease) increase in accrued expense	(8,217)	13,217
Net cash (used in) operating activities	(159,458)	(3,215)

Investing activities:
Purchase of property and equipment	(2,812)	(1,109)
Advance to/ from shareholder	(3,636)	2,044
Net cash (used in) investing activities	(6,448)	935

Financing activities:
Proceeds from borrowing	-	20,000
Proceeds from stock	148,500	-
Net cash provided by financing activities	148,500	20,000

Net increase (decrease) in cash	(17,406)	17,720

Cash, beginning of period	17,720	-

Cash, end of period	$ 314	$ 17,720

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ 20,000	$ 10,000
Issuance of common stock for equipment	$ -	$ 9,800

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended December 31, 2007 and the period from

  inception (July 3, 2006) to December 31, 2006

							Accumulated
							(Deficit)	Total
					Additional	Other	during	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Comprehensive	development	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	stage	(Deficit)
Balance at July 3, 2006
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services, $0.01 per share	1,000,000	1,000	-	-	9,000	-	-	10,000
Issuance of stock for equipment, $0.0098 per share	1,000,000	1,000	-	-	8,800			9,800

Net loss	-	-	-	-	-	-	(19,057)	(19,057)

Balance, December 31, 2006	2,000,000	2,000	-	-	17,800	-	(19,057)	743

Issuance of stock for services, $0.001 per share	20,000,000	20,000	-	-	-	-	-	20,000

Issuance of stock relating to private placement, $0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500

Net loss	-	-	-	-	-	-	(188,094)	(188,094)

Balance, December 31, 2007	37,000,000	37,000	-	-	151,300	-	(207,151)	(18,851)

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business and organization

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

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $207,200 from the period of July 3, 2006 (Inception) through December 31, 2007 and has used significant cash in support of its operating activities, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Income taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Net operating loss	$ 207,151
Income tax rate	34%
70,431
Less valuation allowance	(70,431)
$ -

Through December 31, 2007, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2007, the Company had approximately $207,200 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Net loss per common share

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Revenue recognition

Revenues are recognized at the time a sale is complete.

Accounts receivable

The Company extends credit to customers in the normal course of business.  Accounts are generally due within sixty days and interest is charged on past due accounts.  Management reviews the accounts monthly and provides allowances for uncollectible accounts based on specific identification of problem accounts.

Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of the related asset.  Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred.  The estimated useful lives are as follows:

Equipment	5 years

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.  The Company recognized advertising costs totaling approximately $3,000 and $300 for the year ended December 31, 2007 and the period ended 2006, respectively.

Fair value of financial instruments

The Financial Accounting Standards Board’s Statement 107, “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the year ended December 31, 2007 and the period ended 2006.

Note 2. Concentration of credit risk

For the year ended December 31, 2007, three customers represented approximately 100% of the Company’s revenues.

For the period ended December 31, 2006, two customers represented approximately 100% of the Company’s revenues.  At December 31, 2006, one customer represented approximately 100% of accounts receivable.

Note 3. Equipment

Property and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006

Equipment	$ 13,720	$ 10,909
Less accumulated depreciation	(3,478)	(881)
	$ 10,243	$ 10,028

Depreciation expense for fiscal 2007 and 2006 totaled $2,597 and $881, respectively.

Note 4. Accrued expenses

Accrued expenses consist of the following at December 31, 2007 and 2006:

	2007	2006

Accrued interest expense	$ 5,000	$ 2,308
Accrued expense - related party	-0-	6,500
Other accrued expenses	-0-	4,409
	$ 5,000	$ 13,217

Note 5. Lease payable

During January, 2007, the company signed a one year lease agreement with Cab-Tive Advertising, Inc, a company related by common ownership, to pay monthly equipment fee of $2,000.  As of December 31, 2007, the Company has the unpaid balance of $6,000.

Note 6. Short term borrowing

The Company has a 50.00% interest bearing note of $20,000. The note matured on April 8, 2007, the balance and accrued interest was due in full at maturity.  As of December 31, 2007, the Company has not paid off the balance.

Accrued but unpaid interest relating to this note at December 31, 2007 and 2006 totaled $5,000 and $2,308, respectively.

Note 7. Stockholders’ equity

The Company has 70,000,000 shares authorized and 37,000,000 issued and outstanding as of December 31, 2007.  The issued and outstanding shares were issued as follows:

On August 3, 2006 the Company issued 1,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company’s president/ shareholder for services provided.

On August 3, 2006 the Company issued 1,000,000 shares of common stock at $0.001 par value to Barry Van Wie, the Company’s president/ shareholder for equipment contributed to the Company.

Note 7. Stockholders’ equity - continued

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

Note 8. Related party transactions

The Company entered into a 7 year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $24,000 and $4,000 for the year ended December 31, 2007 and the period ended December 31, 2006, respectively. This agreement has been canceled during February of 2008, please see note 9 for more details.

During the year ended December 31, 2007 and the period ended December 31, 2006, the Company paid consulting fees of $91,000 and $21,500, respectively, to Blue Wave Records, a company related by common ownership.

The Company issued 2,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $20,000 as of December 31, 2007.

The Company issued 1,000,000 shares of common stock to its president/ shareholder for equipment contributed to the Company valued at approximately $9,800 as of December 31, 2007.

During the year ended December 31, 2007, the Company borrowed $40,000 from its president/ shareholder and repaid the full amount in the same period.

Advance from president/ shareholder was approximately $2,000 as of December 31, 2006.

Advance to president/ shareholder was approximately $1,600 as of December 31, 2007.

During the year ended December 31, 2007, the Company paid officer’s compensation of $31,500 to its president/ shareholder for services provided.

During the year ended December 31, 2007, the Company paid approximately $48,500 of employee compensation to two stockholders of the Company and paid approximately $19,000 of contractor fees to two stockholders of the Company.

During the year ended December 31, 2007, the Company paid approximately $7,000 of consulting fee to an individual related to a stockholder of the Company.

The Company pays monthly equipment lease fee of $2,000 to Cab-Tive Advertising, Inc, a company related by common ownership.  These fees totaled approximately $24,000 for the year ended December 31, 2007.  Please see note 5 for more details.

Note 9. Subsequent events

On February 25, 2008, the Company entered into a Settlement Agreement with Barry Van Wie (“BVW”), Chief Executive Officer, President and the sole Director of the Company.  Pursuant to the Settlement Agreement several terms were agreed to including but not limited to following significant items: (a) BVW resigns as an officer and director of Promotions on Wheels Holdings, Inc. (POW) and Rowland W. Day II was appointed as director. (b) BVW transfers and assigns his 22,000,000 common shares of the Company. (c) BVW cancels his seven year lease agreement whereby the Company was to pay him $2,000 per month for the use of the truck and releases the Company from the payment of $7,582 and any future payment or obligation for the truck rental. (d) The Company hereby sells and transfers the fixed assets to BVW.  These assets have a book value of $10,243 net of accumulated depreciation as of December 31, 2007.

Note 10. Newly issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of the Company’s 2009 fiscal year.  Management is currently evaluating the impact that SFAS 159 will have on the Company’s financial statements.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2007, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

Since Promotions On Wheels Holdings, Inc.’s incorporation on July 3, 2006, Promotions On Wheels Holdings, Inc. has not paid any salaried compensation to any officer, director, or employee.  The Company has compensated Mr. Van Wie for providing live entertainment during promotions.  Providing live entertainment is an additional feature Promotions On Wheels offers and entertainers and emcees are compensated on a per event basis.  Mr. Van Wie was compensated a total of $31,500 for providing live entertainment for year ended December 31, 2007.  POWH has budgeted $2,000 per month as compensation for Mr. Barry Van Wie to perform marketing and administrative functions.  POWH does not have employment agreements.  The Board of Directors will determine future compensation and, as appropriate, employment agreements executed.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 37,000,000 shares of our common stock to the following persons:

Name	Number of Total Shares	% of Shareholdings
Barry Van Wie	22,000,000	59%
Other Shareholders	15,000,000	41%

The address for Mister Barry Van Wie is 2204 Timber Rose Drive, Las Vegas, Nevada 89134.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 3, 2006 Barry Van Wie, President, Secretary, Treasurer, and Director, received 1,000,000 shares of Promotions On Wheels Holdings, Inc. common stock, par value $0.001 per share, for services.

All shares issued to Mr. Barry Van Wie were at a price per share of $0.01.  At the time of the issuance, Promotions On Wheels Holdings, Inc. was recently formed or in the process of being formed.

On August 3, 2006 Barry Van Wie, President, Secretary, Treasurer, and Director, received 1,000,000 shares of Promotions On Wheels Holdings, Inc. common stock, par value $0.001 per share, for personal assets.  All shares issued to Mr. Van Wie were at a price per share of $.01.  Please refer to the section titled “Financial Statements” for full disclosure of the transaction.

On January 11, 2007 Barry Van Wie, President, Secretary, Treasurer, and Director, received 20,000,000 shares of Promotions On Wheels Holdings, Inc. common stock, par value $0.001 per share, for services.  All shares issued to Mr. Van Wie were at a price per share of $0.001.

 The Company entered into a 7 year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $24,000 and $4,000 for the year ended December 31, 2007 and the period ended December 31, 2006, respectively. This agreement has been canceled during February of 2008, please see note 9 for more details.

During the year ended December 31, 2007 and the period ended December 31, 2006, the Company paid consulting fees of $91,000 and $21,500, respectively, to Blue Wave Records, a company related by common ownership.

The Company issued 2,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $20,000 as of December 31, 2007.

The Company issued 1,000,000 shares of common stock to its president/ shareholder for equipment contributed to the Company valued at approximately $9,800 as of December 31, 2007.

During the year ended December 31, 2007, the Company borrowed $40,000 from its president/ shareholder and repaid the full amount in the same period.

Advance from president/ shareholder was approximately $2,000 as of December 31, 2006.

Advance to president/ shareholder was approximately $1,600 as of December 31, 2007.

During the year ended December 31, 2007, the Company paid officer’s compensation of $31,500 to its president/ shareholder for services provided.

During the year ended December 31, 2007, the Company paid approximately $48,500 of employee compensation to two stockholders of the Company and paid approximately $19,000 of contractor fees to two stockholders of the Company.

During the year ended December 31, 2007, the Company paid approximately $7,000 of consulting fee to an individual related to a stockholder of the Company.

The Company pays monthly equipment lease fee of $2,000 to Cab-Tive Advertising, Inc, a company related by common ownership.  These fees totaled approximately $24,000 for the year ended December 31, 2007.  Please see note 5 for more details.

On February 25, 2008, the Company entered into a Settlement Agreement with Barry Van Wie (“BVW”), Chief Executive Officer, President and the sole Director of the Company.  Pursuant to the Settlement Agreement several terms were agreed to including but not limited to following significant items: (a) BVW resigns as an officer and director of Promotions on Wheels Holdings, Inc. (POW) and Rowland W. Day II was appointed as director. (b) BVW transfers and assigns his 22,000,000 common shares of the Company. (c) BVW cancels his seven year lease agreement whereby the Company was to pay him $2,000 per month for the use of the truck and releases the Company from the payment of $7,582 and any future payment or obligation for the truck rental. (d) The Company hereby sells and transfers the fixed assets to BVW.  These assets have a book value of $10,243 net of accumulated depreciation as of December 31, 2007.

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

EXHIBIT INDEX

Exhibit Number	Description
14	Code of Ethics
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002(1)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007, we were billed approximately $2,500.00 for year end 2007 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2007, we were billed approximately $0.00 for 2007, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

By:  /s/  Rowland W. Day II

ROWLAND W. DAY II

President, Chief Executive Officer,

Chief Financial Officer,

Secretary and Director

Dated:   March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Rowland Day

       President, Chief Executive Officer,                                       Dated:   March 27, 2008

       Chief Financial Officer,

       Secretary and Director

       Rowland W. Day II