Form 10-Q
period 2008-03-31
Promotions on Wheels Holdings, Inc.
filed 2008-05-15
CIK 1388295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (July 3, 2006) and three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

PROMOTIONS ON WHEELS HOLDINGS, INC.

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2008	December 31, 2007

Current assets:
Cash	$-	$314
Advance to shareholder	-	1,592
Total current assets	-	1,906

Equipment, net	$-	$10,243

Total Assets	$-	$12,149

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Short-term borrowing	$20,000	$20,000
Lease payable	-	6,000
Accrued expense	17,891	5,000
Total current liabilities	37,891	31,000

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	151,300	151,300
Accumulated (deficit) during the development stage	(226,191)	(207,151)
Total stockholders' (deficit)	(37,891)	(18,851)

Total Liabilities and Stockholders' Deficit	$-	$12,149

The accompanying notes are an integral part of these financial statements

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	(Unaudited)		July 3, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$-	$80,916	$231,536

Operating expenses:
Cost of Operations	5,757	22,284	125,030
General and administrative expenses	14,046	76,953	324,801
Depreciation expense	-	545	3,478
Total operating expenses	19,803	99,782	453,309

(Loss) from operations	(19,803)	(18,866)	(221,773)

Other income (expenses):
Interest income	-	17	109
Interest (expense)	(21)	(2,473)	(5,311)
Other income	6,000	-	6,000
Loss on sale of equipment	(5,216)	-	(5,216)
Total other income (expenses)	763	(2,456)	(4,418)

(Loss) before provision for income taxes	(19,040)	(21,322)	(226,191)
Provision for income taxes	-	-	-

Net (loss)	$(19,040)	$(21,322)	$(226,191)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	20,208,889	24,540,063

The accompanying notes are an integral part of these financial statements

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

STATEMENTS OF CASH FLOW

	(Unaudited)		July 3, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2008	March 31, 2007	March 31, 2008

Operating activities:
Net loss	$(19,040)	$(21,322)	$(226,191)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	-	134	3,478
Stock issued for services	-	20,000	30,000
Loss on sale of equipment	5,216	-	5,216
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	500	-
(Decrease) in accounts payable	-	(244)	-
(Decrease) in lease payable	(6,000)	-	-
Increase (decrease) increase in accrued expense	12,891	(7,587)	17,891
Net cash (used in) operating activities	(6,933)	(8,519)	(169,606)

Investing activities:
Purchase of property and equipment	-	412	(3,921)
Advance to/ from shareholder	1,592	(1,609)	-
Proceeds from sale of equipment	5,027	-	5,027
Net cash provided by (used in) investing activities	6,619	(1,197)	1,106

Financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from stock	-	147,000	148,500
Net cash provided by financing activities	-	147,000	168,500

Net increase (decrease) in cash	(314)	137,284	-

Cash, beginning of period	314	17,720	-

Cash, end of period	$-	$155,004	$-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$-	$20,000	$30,000
Issuance of common stock for equipment	$-	$-	$9,800

The accompanying notes are an integral part of these financial statements

PROMOTIONS ON WHEELS HOLDINGS, INC

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
							(Deficit)
					Additional	Other	during	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	stage	Equity (Deficit)
Balance at July 3, 2006
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services, $0.01 per share	1,000,000	1,000	-	-	9,000	-	-	10,000
Issuance of stock for equipment, $0.0098 per share	1,000,000	1,000	-	-	8,800			9,800

Net loss	-	-	-	-	-	-	(19,057)	(19,057)

Balance, December 31, 2006	2,000,000	2,000	-	-	17,800	-	(19,057)	743

Issuance of stock for services, $0.001 per share	20,000,000	20,000	-	-	-	-	-	20,000
Issuance of stock relating to private placement,
$0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500

Net loss	-	-	-	-	-	-	(188,094)	(188,094)

Balance, December 31, 2007	37,000,000	37,000	-	-	151,300	-	(207,151)	(18,851)

Issuance of stock	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(19,040)	(19,040)

Balance March 31, 2008 (unaudited)	37,000,000	37,000	-	-	151,300	-	(226,191)	(37,891)

The accompanying notes are an integral part of these financial statements

PROMOTIONS ON WHEELS HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SETTLEMENT AGREEMENT

On February 25, 2008, the Company entered into a Settlement Agreement with Barry Van Wie (“BVW”), Chief Executive Officer, President and the sole Director of the Company.  Pursuant to the Settlement Agreement several terms were agreed to including but not limited to following significant items: (a) BVW resigns as an officer and director of Promotions on Wheels Holdings, Inc. (POW) and Rowland W. Day II was appointed as director.  (b) BVW transfers and assigns his 22,000,000 common shares of the Company to Rowland W. Day.  (c) BVW cancels his seven year lease agreement whereby the Company was to pay him $2,000 per month for the use of the truck and releases the Company from the payment of $7,582 and any future payment or obligation for the truck rental.  (d) The Company hereby sells and transfers the fixed assets to BVW.

NOTE 4 -EQUIPMENT

During the period ended March 31, 2008, the Company sold all of its equipment to Barry Van Wie (“BVW”), former CEO in exchange for the settlement of advance from BVW in the amount of $5,027.  These assets had a book value of $10,243 net of accumulated, the Company incurred a loss of approximately $5,200 from the sale.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at March 31, 2008 consist of:

Accrued interest expense	$ 5,000
Other accrued expenses	12,891
$ 17,891

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company entered into a 7 year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $4,000 for the period ended March 31, 2008.

During the normal course of business operation for the period ended March 31, 2008, the Company incurred legal fees of $7,500 to Legal office of Rowland W. Day II, a company related by common ownership.

NOTE 7 - OTHER INCOME

During January, 2007, the company signed a one year lease agreement with Cab-Tive Advertising, Inc, a company related by common ownership, to pay monthly equipment fee of $2,000. The agreement was not renewed.

As of March 12, 2008, the Company owed $6,000 to Cab-Tive Advertising, Inc of unpaid lease payments.  The Company and Cab-Tive Advertising entered into a mutual agreement to return the equipment and waive the unpaid lease fees.  The Company wrote off the payable and recorded $6,000 of other income.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

Promotions On Wheels Holdings, Inc. was incorporated on July 3, 2006.  Promotions On Wheels Holdings, Inc. has generated a net loss of $226,191 since inception.

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

Results of Operation

For the quarter ended March 31, 2008, the registrant recognized a net loss of $19,040.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resource

At March 31, 2008 the Company generated event income and may rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund administrative  expenses.

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

Item 4. Controls and Procedures

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On February 25, 2008, the Company entered into a Settlement Agreement with Barry Van Wie (“BVW”), Chief Executive Officer, President and the sole Director of the Company.  Pursuant to the Settlement Agreement several terms were agreed to including but not limited to following significant items: (a) BVW resigns as an officer and director of Promotions on Wheels Holdings, Inc. (POW) and Rowland W. Day II was appointed as director.  (b) BVW transfers and assigns his 22,000,000 common shares of the Company to Rowland W. Day.  (c) BVW cancels his seven year lease agreement whereby the Company was to pay him $2,000 per month for the use of the truck and releases the Company from the payment of $7,582 and any future payment or obligation for the truck rental.  (d) The Company hereby sells and transfers the fixed assets to BVW.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: May 9, 2008

/s/ Rowland W.  Day

Rowland W. Day

President, Secretary, Treasurer and Director