Form 10QSB
period 2008-06-30
Promotions on Wheels Holdings, Inc.
filed 2008-08-19
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

PROMOTIONS ON WHEELS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hampshire Court, Newport Beach, California 92660
(Address of Principal Executive Offices)

(949) 642-7816
(Issuer’s telephone number)

2204 Timber Rose Drive, Las Vegas, Nevada 89134
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “small reporting company” in Rule 12-b2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Small reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2008: 37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One)  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (July 3, 2006) and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

PROMOTIONS ON WHEELS HOLDINGS, INC.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2008	2007

Current assets:
Cash	$314,671	$314
Advance to shareholder	-	1,592
Total current assets	314,671	1,906

Property and Equipment
Software license and website development	310,689	-
Other property and equipment	-	10,243
Total property and equipment	310,689	10,243

	$625,360	$12,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowing	$-	$20,000
Accounts payable	16,051	-
Accrued expense	-	5,000
Lease payable	-	6,000
Advances from related parties	66,485	-
Total current liabilities	82,536	31,000

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, 2,083,336 and zero shares issued and		-
outstanding respectively	2,083

Common stock; $.001 par value, 70,000,000 shares
authorized,18,400,000 and 37,000,000 shares issued and
outstanding, respectively	18,400	37,000

Additional paid in capital	809,717	151,300
Deficit accumulated during development stage	(287,376)	(207,151)
Total stockholders' equity	542,824	(18,851)

	$625,360	$12,149

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company
CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	July 3, 2006
	For the three	For the three	For the six	For the six	(Date of inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$-	$71,500	$-	$152,416	$231,536

Operating expenses:
Cost of Operations	-	42,036	5,757	64,320	125,030
General and administrative expenses	61,185	109,359	75,231	186,312	385,986
Depreciation and amortization expense	-	679	-	1,224	3,478
Total operating expenses	61,185	152,074	80,988	251,856	514,494

(Loss) from operations	(61,185)	(80,574)	(80,988)	(99,440)	(282,958)

Other income (expenses):
Interest income	-	60	-	77	109
Loss on sale of equipment	-	-	(5,216)	-	(5,311)
Other income	-	-	6,000	-	6,000
Interest expense	-	(2,617)	(21)	(5,090)	(5,216)
Total other income (expenses)	-	(2,557)	763	(5,013)	(4,418)

(Loss) before provision for income taxes		(83,131)	(80,225)	(104,453)	(287,376)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(61,185)	$(83,131)	$(80,225)	$(104,453)	$(287,376)

Basic and diluted loss per common share	$(0.002)	$(0.01)	$(0.002)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	38,143,407	28,546,188	38,320,718	28,546,188	28,224,296

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company
CONDENSED STATEMENTS OF CASH FLOW

	(Unaudited)	(Unaudited)	July 3, 2006
	For the six	For the six	(Date of inception)
	months ended	months ended	through
	June 30, 2008	June 30, 2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(80,225)	$(104,453)	$(287,376)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense		1,224	3,586
Stock issued for services		20,000	30,000
Loss on sale of equipment	5,216		5,216
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(32,500)
Decrease in advance to shareholder	1,592		-
(Increase) in escrow deposits	-	(3,000)	-
Increase (Decrease) in accounts payable	16,051	(244)	16,051
(Decrease) in short term borrowing	(20,000)	-	(20,000)
Increase in advances from related parties	66,485	-	66,485
(Decrease) in lease payable	(6,000)		-
(Decrease) in accrued expense	(5,000)	(2,567)	-
Net cash (used in) operating activities	(21,881)	(121,540)	(186,038)

Cash flows from investing activities:
Purchase of long term assets- net	310,688	(2,811)	314,609
Organizational costs
Advance to shareholder	-	(3,239)
Net cash (used in) investing activities	310,688	(6,050)	314,609

Cash flows from financing activities:
Proceeds from borrowing	-		20,000
Proceeds from sale of equipment	5,026		5,026
Proceeds from stock sales	641,900	148,500	790,400
Net cash provided by financing activities	646,926	148,500	815,426

Net changes in cash	314,357	20,910	314,671

Cash, beginning of period	314	17,720	-

Cash, end of period	$314,671	$38,630	$314,671

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$-	$20,000	$30,000
Common stock issued for equipment			$9,800

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months Ended June 30, 2008
UNAUDITED

						Accumulated
						(Deficit)
					Additional	during	Total
	Preferred Stock		Common Stock		Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)
Balance at July 3, 2006
(Date of Inception)	-	-	-	-	-	-	-

Issuance of stock for services, $0.01 per share August 3, 2006	-	-	1,000,000	$1,000	$9,000	-	$10,000
Issuance of stock for equipment, $0.0098 per share August 3, 2006			1,000,000	1,000	8,800		9,800

Net loss for the period ended December 31, 2006	-	-	-	-	-	(19,057)	(19,057)

Balance, December 31, 2006	-	-	2,000,000	2,000	17,800	(19,057)	743

Issuance of stock for services, $0.001 per share January 7, 2007	-		20,000,000	20,000	-	-	20,000
Issuance of stock relating to private placement,
$0.01 per share, March27, 2007	-		14,700,000	14,700	133,500	-	148,200

Issuance of stock relating to private placement,
$0.01 per share, April 11, 2007			300,000	300			300

Net loss for the period ended December 31, 2007	-	-	-	-	-	(188,094)	(188,094)

Balance, December 31, 2007	-	-	37,000,000	37,000	151,300	(207,151)	(18,851)

Issuance of stock	-	-	-	-	-	-	-

Net Loss for the period ended March 31, 2008						(19,040)	(19,040)

Balance March 31, 2008	-	-	37,000,000	37,000	151,300	(226,191)	(37,891)

Issuance of preferred stock for cash
June 20, 2008 six issuances t $0.30	2,083,336	2,083			622,917		625,000

Issuance of common stock for cash					-		-
May 1, 2008 six issuances at $0.001			2,525,000	2,525			2,525
June 30, 2008 two issuances t $0.001			14,375,000	14,375			14,375

Cancellation of common stock June 20, 2008			(35,500,000)	(35,500)	35,500		-

Net Loss for the period ended June 30, 2008						(61,185)	(61,185)

Balance June 30, 2008	2,083,336	2,083	18,400,000	$18,400	$809,717	$(287,376)	$542,824

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results that can be anticipated for complete operating period.

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

NOTE 3- CHANGE IN CONTROL

On June 30, 2008, Texas Atlantic Partners, LLC obtained control of our company by acquiring a 72% of the then outstanding common stock. Coincidental with this acquisition a cancellation of 35,500,000 shares of previously issued common stock was affected pursuant to the terms of the share acquisition agreement.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Also, effective June 30, 2008, we agreed to issue shares of our Series A Convertible Preferred Stock at a price of $.30 per share in a private placement to accredited investors up to a maximum of $1,200,000. Through June 30, 2008 $625,000 had been received pursuant to this offering. Each preferred share may be converted into 1.25 common shares. We intend to sell a maximum of 4,000,000 preferred shares.

NOTE 4- PURCHASE OF LICENSE- ONGOING OPERATIONS

On June 30, 2008 we entered into a license agreement with WQN, Inc., whose common stock trades on the pink sheets under the symbol WQNI. Under the agreement we have the right to license its software technology on a non-exclusive worldwide basis and offer the software on an exclusive basis to: Home Shopping Network, QVC, Inc., Walgreens Drugstore, CVS Pharmacy and Walmart. We have agreed to pay a one time payment of $300,000 and a 35% royalty of the net licensing revenue collected by us. The software allows for the detection and the alerting of caregivers of unwanted internet advances by predators, cyber bullying and unsolicited pornography.

NOTE 5 - SETTLEMENT AGREEMENT

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

NOTE 6 -PROPERTY AND EQUIPMENT

During the period ended March 31, 2008, the Company sold all of its equipment to Barry Van Wie (“BVW”), former CEO in exchange for the settlement of advance from BVW in the amount of $5,027.  These assets had a book value of $10,243 net of accumulated, the Company incurred a loss of approximately $5,200 from the sale.

In the three months ended June 30, 2008 property and equipment consisted of the following.

Software license	$300,000
Web site development costs	10,689
Total	$310,689

 No charge for amortization will be made until initiation of sales activity has begun.

PROMOTIONS ON WHEELS HOLDINGS, INC
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company entered into a 7 year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $4,000 for the period ended March 31, 2008. This lease was terminated as of that date.

During the normal course of business operation for the period ended June 30, 2008 the Company incurred legal fees of $11,414 to the Legal office of Rowland W. Day II, a company related by common ownership.

As of June 30, 2008 related parties had advanced funds to the company as outlined in the table below. These advances are expected to be paid back or converted into stock in future periods. The advances carry no interest.

Texas Atlantic Capital Partners LLC	$41,485
Rowland Day	25,000
Total	$66,485

NOTE 7-USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD LOOKING STATEMENTS

Statements included in this report are "forward-looking statements" within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Additional oral or written forward-looking statements may be made by us from time to time and such statements may be included in documents other than this report that are filed with the SEC. Such forward-looking statements involve risks and uncertainties that could cause or actual results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this report and elsewhere may include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and are intended to be made pursuant to the Safe Harbor provisions of the 1995 Reform Act.

Plan of Operation - Overview

Promotions on Wheels was incorporated on July 3, 2006. The Company has been a developmental stage company with a previous business objective of offering live promotions and marketing events utilizing unique custom built mobile displays. To date, revenue has been minimal and the Company has incurred operational losses. The Company intends to change the name of the Company in the near future to a name that more accurately describes the nature of the Company’s new business.

License Agreement

On June 30, 2008, the Company entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation (“WQN”), which, in consideration for the sum of $300,000 grants the Company the right to market and sell WQN’s WebSafety software products. The License covers software products that have been developed by WQN and are more particularly described below and grants the Company an exclusive right for a period of 12 months to market and sell the software products through the Home Shopping Network, QVC, Inc., CVS Pharmacy, WalMart, and Walgreens and the non exclusive right to market and sell the software products worldwide. The Company intends to rebrand the software with the name “CYBERSAFETY” or other name to be selected by management that properly “brands” the software. The Company has attracted a team of experienced, professional marketing personnel to market the CYBERSAFETY product. Although the Company does not intend to employ full time employees on a day-to-day basis, the Company intends to pursue marketing and selling the CYBERSAFETY software through consulting agreements between the Company and members of senior management.

The Company has discontinued its existing business of offering live promotions and intends to dedicate its time and resources to marketing, selling and distributing CYBERSAFETY software products. The License provides for the Company to retain 65% of all revenue received from the sale of CYBERSAFETY software and to pay 35% of all revenue to the Licensor, WQN. The License Agreement requires Licensor to provide Company technical and customer support and requires Licensor to provide Company with all future updates of the software.

Description of Business

For the coming year we plan to test and develop the software license. We plan to utilize the software license to build software products that will allow parents to protect their children from predators, cyber bullies and pornography on the Internet.

We currently have extremely limited operating capital. There can be no assurance that funds required for us to commence operations will be available on terms acceptable to us or at all. Additional funding will be needed to meet our expense payment obligations and to fully market and develop the software that we have licensed. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our shareholders.

Competitors

We compete directly and indirectly with other businesses, including the licensor. The major competitors for our software technology are those companies selling or licensing products that block or filter what is received on a computer. In many cases, these competitors are larger and more firmly established than we are. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than our company.

Management’s Discussion and Analysis

Results of operations for the six months ended June 30, 2008

We have generated minimal revenue from inception from the prior business. We incurred a net loss of $(80,225) for the six months ended June 30, 2008, compared to a net loss of $(104,453) for the six months ended June 30, 2007. The decrease in net loss was primarily due to an decrease in general and administrative expenses as well as the cost of operations. At June 30, 2008, we had positive working capital of $232,135 compared to negative working capital of $(18,851) for the beginning of the year. At June 30, 2008, our total assets were $625,360, which consisted primarily of our License Agreement rights.

Liquidity and Capital Resources

We expect to incur operating losses and negative cash flows, and have no available cash, which raises substantial doubt about our ability to continue as a going concern. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our product and generate revenue.

Contemplated Financing

We intend to raise capital through the private placement of approximately $1,200,000 in shares of our common stock. Once that capital is raised, we intend to raise additional capital to implement the business plan. We are seeking to raise this funding immediately, we may not be successful in doing so on terms acceptable to us, and the inability to raise capital very quickly would have a material adverse effect on our business and operations.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from those estimates.

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine or that may produce materially different results when using different assumptions. We consider the following accounting policies to be critical:

Stock-Based Compensation

Statements of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). The provision of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We do not believe the adoption of SFAS 156 will have a material impact on our financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.

Risk Factors

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

RISK FACTORS

The Company was organized during the 2006, is at an early stage of operation and has no substantial revenue. The Company has recently ceased its operations in order to devote its full resources toward marketing, selling and distributing the CYBERSAFETY software. The earliest date the Company anticipates receiving revenue from sales of the CYBERSAFETY software is during the second half of 2008. The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

RISKS RELATING TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY AND FACES SIGNIFICANT RISKS AND CHALLENGES IN BUILDING THE BUSINESS

As a result of the Company’s limited operating history, to achieve profitability, the Company must successfully and timely market and sell the CYBERSAFETY software. Although the Company has very concrete and specific marketing and sales programs to be implemented, the Company cannot guarantee the success of such programs and alternately, more expensive marketing and sales programs may need to be implemented. Additionally, although the Company believes that a strong market exists for the CYBERSAFETY software, the Company has conducted no scientific, reliable market surveys but has only performed its own research and due diligence to ascertain the security concerns of parents and others responsible for the safety of children. A more scientific analysis could prove that no market exists for the CYBERSAFETY software that the Company intends to market and sell; or, if the market exits, the Company may not be able to reach the market with the Company’s limited financial resources and marketing budget. There can be no assurance that the Company will be able to successfully generate revenues. The Company has no significant historical basis to assess how it might respond to competitive, economic, regulatory, or technological challenges. The Company’s business must be considered in light of the risks and uncertainties frequently encountered by companies in the very early stages of development, particularly companies that operate in new and rapidly developing industries and marketplaces. The Company’s failure to adequately address these risks and uncertainties and rapidly respond to adverse developments as they occur could materially impact the Company’s ability to achieve profitability and, if profitability is achieved, to sustain a level of operations that will cause profitability to be sustained. Although the Company intends to hire numerous people to implement the business of the Company, there is no assurance that the Company will hire the right people or that future changes will not have to be made to find the right people to implement the Company’s business strategy. There is no assurance that the Company’s business strategy or marketing plans will achieve success.

THE COMPANY’S RELIANCE ON THE CAPABILITIES OF THE CYBERSAFETY SOFTWARE AND THE LICENSOR, WQN, INC.

The Company is heavily dependent upon the capabilities of the CYBERSAFETY software and of the ability of the Company’s Licensor, WQN, Inc., to provide technical and other support of the software. The failure of the software to accomplish the objectives as represented will hamper if not destroy the Company’s marketing efforts as will the failure or inability of WQN, Inc. to capably provide technical support for the software.

COMPANY’S RELIANCE UPON EXECUTIVES AND CONSULTANTS

The Company’s success is highly dependent upon executive officers and key consultants identified in this report for critical management decisions and to implement and pursue the Company’s business and marketing plan. A loss of any of the executives or consultants through incapacity or for any other reason could materially adversely impact the ability of the Company to complete its business and marketing plan and would require the Company to seek the assistance of other qualified personnel who may not be available.

CHALLENGES FROM COMPETITION

Although the Company is unaware of an available product that contains all the characteristics, features and capabilities of the CYBERSAFETY software, in the dynamic, ever changing field of technology, many companies of all sizes and capabilities are constantly engaged in software development. With the notoriety given to child molesters, pedophiles and others causing harm and sometimes death to children, a reasonable assumption is that many companies are currently engaged in software development activities that will possess many of the characteristics and capabilities possessed by CYBERSAFETY software. In the event another company successfully develops and markets a competitive product before the Company can establish a significant presence in its target markets, the Company may never be able to achieve a level of revenue to sustain the Company’s operations. In addition, there will be inherent competition from the license from WQN, as both the Company and WQN will be selling/licensing the same product to consumers and retailers. There is no assurance that the Company’s marketing and branding programs will be more efficient than those of WQN. Additionally, other than to those sales outlets identified above, the Company’s License is non-exclusive and WQN not only has the right to market and sell the software under its WebSafety brand in competition with Company but also has the right to issue licenses to other parties that may be more capable of marketing and selling the software than Company.

RISKS RELATED TO OUR COMMON STOCK

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR STOCKHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. If no market is ever developed for our shares, it will be difficult for stockholders to sell their stock. In such a case, stockholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE

If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcement of new data, studies, products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

TECHNOLOGICAL RISKS

The Company risks the possibility that another company may develop a competing product that has all the characteristics, and more, of the CYBERSAFETY software.

The Company intends to engage numerous people to implement the business of the Company. There is no assurance that the Company will engage the right people or that future changes will not have to be made to find the right people to implement the Company’s business strategy.

There is no assurance that the Company’s business strategy or marketing plans will achieve success.

TERRORIST ATTACKS, CONTINUED WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR BUSINESS

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. The United States is currently engaged in war with Iraq. These attacks and this war have caused instability in the marketplace and contributed to a downtown in the global economy. In the future, there may be armed hostilities, continued war, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. Additionally, such disturbances could have a material adverse effect on our business, financial condition and operating results.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Promotions on Wheels Holdings and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Promotions on Wheels Holdings, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Promotions on Wheels Holdings on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	our capital needs and ability to obtain financing,

•	our ability to successfully research and develop marketable products,

•	our ability to market and distribute our products,

•	anticipated trends and conditions in the industry in which we operate,

•	general economic conditions, and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

 Item 5. Other Information.

Effective July 21, 2008, the board of directors appointed Denton Jones, Rusty Robertson and Leonard Makowka to fill three vacancies on the board of directors. Rusty Robertson was appointed as the Company’s President and Chief Operating officers and Robert Salluzzo was appointed as Treasurer and Interim Chief Financial Officer. Rowland W. Day II has resigned as the Company’s Chief Financial Officer. Mr. Day’s resignation as Chief Financial Officer was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Rusty Robertson, 56 years of age, President, Chief Operating Officer and Director.

Ms. Robertson is a principal of the Robertson Schwartz Agency. Ms. Robertson specializes in marketing, sales, forecasting, literary, advertising and public relations. Advertising Age Magazine has honored Ms. Robertson as one of the top 100 Marketers and Success Magazine featured Ms. Robertson and her company as one of Americas Super 8 companies.

Leonard Makowka, M.D., Ph.D., FRCS(c), FACS, 53 years of age, Director.

Dr. Makowka was a distinguished clinical and transplantation surgeon and medical researcher. Since his retirement he has pursued investment strategies and business development in healthcare, life sciences, finance and other industry sectors. Dr. Makowka is currently a Managing Director of ITF Global Partners, an international financial advisory, strategic planning and capital investment company. Dr. Makowka is actively involved as an advisor to or member of the Board of Directors of several companies, including Blue Shield of California, Hollis Eden Pharmaceuticals and Kinemed.

Denton Jones, 56 years of age, Director.

Mr. Jones has been a private investor for 30 years. He is the manager of Texas Atlantic Partners, LLC, the holder of 14,550,000 shares of common stock. Mr. Jones is a director of WQN, Inc.

Robert J. Salluzzo, 60 years of age, Treasurer and interim Chief Financial Officer.

Mr. Salluzzo has been the Chief Financial Officer of four public companies since 1997. Mr. Salluzzo is a Certified Public Accountant.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or now written) to which Mr. Jones, Ms. Robertson or Dr. Makowka is a party in connection with their appointment as a director or as an officer of our Company.

No transactions occurred in the last two years to which the Company was a party in which Mr. Jones, Ms. Robertson or Dr. Makowka had or is to have a direct or indirect material interest.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1	License Agreement

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

 An 8-K was filed on July 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer