Form 10KSB/A
period 2007-12-31
Promotions on Wheels Holdings, Inc.
filed 2008-09-16
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

PROMOTIONS ON WHEELS HOLDINGS, INC. (Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hampshire Court, Newport Beach, California 92660
(Address of Principal Executive Offices)

(949) 642-7816
(Issuer’s telephone number)

2204 Timber Rose Drive, Las Vegas, Nevada 89134
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None
Common stock $.001 par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $71,500.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None as of June 30, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
18,400,000 shares of common stock as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART II	5
Item 8A. Controls and Procedures	5
Item 13: Exhibits	6
SIGNATURE	7
EXHIBIT 31.1	8
EXHIBIT 32.1	9

EXPLANATORY NOTE

Promotions On Wheels Holdings, Inc., a Nevada corporation ("we," "us" or "our"), is filing this Amendment No. 1 on Form l0-KSB/A (this "Amendment No. 1") to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the "Commission") on March 27, 2008 (the "Original Report"). The purpose of this Amendment No. 1 is to revise our discussion of the effectiveness of our internal control over financial reporting as of the end of the period covered by the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment No. 1, including those portions which have not been modified from the Original Report. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report, have been re-executed and re-filed as of the date of this Amendment No. 1.

Except with respect to our discussion of our conclusion as to the effectiveness of our internal control over financial reporting as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Report, and this Amendment No. 1 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART II

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 13: Exhibits

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: September 16, 2008	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	September 16, 2008
Rowland W. Day II

/s/ RobertJ. Salluzzo	Chief Financial Officer	September 16, 2008
Robert J. Salluzzo

/s/ Denton Jones	Director	September 16, 2008
Denton Jones

/s/ Rusty Robertson	President and Director	September 16, 2008
Rusty Robertson

/s/ Leonard Makowka, M.D.	Director	September 16, 2008
Leonard Makowka, M.D.