Form 10KSB/A
period 2007-12-31
Promotions on Wheels Holdings, Inc.
filed 2008-10-06
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

PROMOTIONS ON WHEELS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Common stock $.001 par value
(Title of class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

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
18,400,000 shares of common stock as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART II	4
Item 8A. Controls and Procedures	4
Item 13: Exhibits	5
SIGNATURE	6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

Promotions On Wheels Holdings, Inc., a Nevada corporation ("we," "us" or "our"), is filing this Amendment No. 2 on Form l0-KSB/A (this "Amendment No. 2") to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the "Commission") on March 27, 2008 (the "Original Report"). The purpose of this Amendment No. 2 is to revise our discussion of our internal control over financial reporting as of the end of the period covered by the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment No. 2, including those portions which have not been modified from the Original Report. As a result of these modifications, the certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report, have been re-executed and re-filed as of the date of this Amendment No. 2.

Except with respect to our discussion of our conclusion as to our internal control over financial reporting as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Report, and this Amendment No. 2 does not reflect the occurrence of any events following the date of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART II

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our acting Chief Financial Officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding new formalized accounting procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was ineffective.

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

Item 13: Exhibits

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13e-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: October 6, 2008	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	October 6, 2008
Rowland W. Day II

/s/ Robert J. Salluzzo	Chief Financial Officer	October 6, 2008
Robert J. Salluzzo

/s/ Denton Jones	Director	October 6, 2008
Denton Jones

/s/ Rusty Robertson	President and Director	October 6, 2008
Rusty Robertson

/s/ Leonard Makowka, M.D.	Director	October 6, 2008
Leonard Makowka, M.D.