Form 10-Q
period 2008-09-30
Promotions on Wheels Holdings, Inc.
filed 2008-11-18
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

PROMOTIONS ON WHEELS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5150818 (I.R.S. Employer Identification No.)

1 Hampshire Court, Newport Beach, California 92660
(Address of Principal Executive Offices)

(949) 642-7816
(Issuer’s telephone number)

None
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2008: (19,700,000) shares of common stock.

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

PROMOTIONS ON WHEELS HOLDINGS, INC.

PROMOTIONS ON WHEELS HOLDINGS, INC
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash	$292,966	$314
Advance to shareholder	$-	1,592
Total current assets	292,966	1,906

Property and Equipment
Software license and website development	363,813	-
Other property and equipment	-	10,243
Total property and equipment	363,813	10,243

	$656,779	$12,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowing	$23,009	$20,000
Accounts payable	16,485	-
Accrued expense	-	5,000
Lease payable	-	6,000
Total current liabilities	39,494	31,000

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, 2,750,003 and zero shares issued and
outstanding respectively	2,750	-

Common stock; $.001 par value, 70,000,000 shares
authorized,19,700,000 and 37,000,000 shares issued and
outstanding, respectively	19,700	37,000

Subscriptions receivable	(1,200)

Additional paid in capital	1,009,050	151,300
Deficit accumulated during development stage	(413,015)	(207,151)
Total stockholders' equity	617,285	(18,851)

	$656,779	$12,149

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	July 3, 2006
	For the three	For the three	For the nine	For the nine	(Date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenue	$-	$45,000	$-	$197,416	$231,536

Operating expenses:
Cost of Operations	-	31,292	5,756	95,665	186,215
General and administrative expenses	125,638	84,359	200,872	270,671	450,439
Depreciation and amortization expense		686	-	1,910	3,478
Total operating expenses	125,638	116,337	206,628	368,246	640,132

(Loss) from operations	(125,638)	(71,337)	(206,628)	(170,830)	(408,596)

Other income (expenses):
Interest income	-	23	-	100	109
Loss on sale of equipment	-	-	(5,216)	-	(5,312)
Other income	-	-	6,000	-	6,000
Interest expense		(2,639)	(22)	(7,729)	(5,216)
Total other income (expenses)	-	(2,616)	762	(7,629)	(4,419)

(Loss) before provision for income taxes	(125,638)	(73,953)	(205,866)	(178,459)	(413,015)
Provision for income taxes		-		-	-

Net (loss)	$(125,638)	$(73,953)	$(205,866)	$(178,459)	$(413,015)

Basic and diluted loss per common share	$(0.007)	$(0.002)	$(0.007)	$(0.010)	$(0.010)

Basic and diluted weighted average
common shares outstanding	17,140,217	37,000,000	31,182,967	31,395,092	24,768,526

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOW

	(Unaudited)	(Unaudited)	July 3, 2006
	For the nine	For the nine	(Date of inception)
	months ended	months ended	through
	September 30, 2008	September 30, 2007	September 30, 2008

Cash flows from operating activities:
Net loss	$(205,866)	$(178,459)	(413,015)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense		1,910	3,479
Stock issued for services		20,000	30,000
Loss on sale of equipment	5,216		5,216
Changes in operating assets and liabilities:
(Increase) in accounts receivable		6,500	-
Decrease in advance to shareholder	1,593		-
(Increase) in escrow deposits			-
Increase in accounts payable	16,485	1,956	16,485
Increase in short term borrowing	3,009		23,009
(Decrease) in lease payable	(6,000)		-
(Decrease) in accrued expense	(5,000)	(3,409)	-
Net cash (used in) operating activities	(190,563)	(151,502)	(334,826)

Cash flows from investing activities:
Purchase of long term assets- net	(363,811)	(2,811)	(367,734)
Advance to shareholder		(7,969)	-
Net cash (used in) investing activities	(363,811)	(10,780)	(367,734)

Cash flows from financing activities:
Proceeds from borrowing
Proceeds from sale of equipment	5,026		5,026
Proceeds from stock sales	842,000	148,500	991,700
Net cash provided by financing activities	847,026	148,500	996,726

Net changes in cash	292,652	(13,782)	294,166

Cash, beginning of period	314	17,720	-

Cash, end of period	$292,966	$3,938	$294,166

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$-	$20,000	$30,000
Subscriptions receivable	$1,200		$1,200
Common stock issued for equipment			$9,800

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
							(Deficit)
					Additional		during	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	development	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	stage	(Deficit)
Balance at July 3, 2006
(Date of Inception)	-	-	-	-	-		-	-

Issuance of stock for services, $0.01 per share August 3, 2006	-	-	1,000,000	$1,000	$9,000		$-	$10,000
Issuance of stock for equipment, $0.0098 per share August 3, 2006			1,000,000	1,000	8,800			9,800

Net loss for the period ended December 31, 2006	-	-	-	-	-		(19,058)	(19,058)

Balance December 31, 2006	-	-	2,000,000	2,000	17,800	-	(19,058)	742

Issuance of stock for services, $0.001 per share January 7, 2007	-		20,000,000	20,000	-		-	20,000
Issuance of stock relating to private placement,
$0.01 per share, March 27, 2007	-		14,700,000	14,700	133,500		-	148,200

Issuance of stock relating to private placement,
$0.01 per share, April 11, 2007			300,000	300				300

Net loss for the period ended December 31, 2007	-	-	-	-	-		(188,094)	(188,094)

Balance December 31, 2007	-	-	37,000,000	37,000	151,300	-	(207,152)	(18,852)

Issuance of stock	-	-	-	-	-		-	-

Net Loss for the period ended March 31, 2008							(19,040)	(19,040)

Balance March 31, 2008	-	-	37,000,000	37,000	151,300	-	(226,192)	(37,892)

Issuance of preferred stock for cash
June 20, 2008 six issuances t $0.30	2,083,336	2,083			622,917			625,000

Issuance of common stock for cash					-			-
May 1, 2008 six issuances at $0.001			2,525,000	2,525				2,525
June 30, 2008 two issuances t $0.001			14,375,000	14,375				14,375

Cancellation of common stock June 20, 2008			(35,500,000)	(35,500)	35,500			-

Net Loss for the period ended June 30, 2008							(61,185)	(61,185)

Balance June 30, 2008	2,083,336	2,083	18,400,000	18,400	809,717	-	(287,377)	542,823

Issuance of preferred stock for cash
July 2, 2008 one issuance at $0.30	666,667	667			199,333			200,000

Issuance of common stock for cash
July 15, 2008 one issuance at $0.001			100,000	100	-			100
September 18, 2008 two issuances at $.001			1,200,000	1,200	-	(1,200)		-

Net Loss for the period ended September 30, 2008							(125,638)	(125,638)

Balance September 30, 2008	2,750,003	$2,750	19,700,000	$19,700	$1,009,050	$(1,200)	$(413,015)	$617,285

The accompanying notes are an integral part of these financial statements.

PROMOTIONS ON WHEELS HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

 NOTE 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that can be anticipated for complete operating period.

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

Also, effective June 30, 2008, we agreed to issue shares of our Series A Convertible Preferred Stock at a price of $.30 per share in a private placement to accredited investors up to a maximum of $1,200,000. Through September 30, 2008 $825,000 had been received pursuant to this offering. Each preferred share may be converted into 1.25 common shares. We intend to sell a maximum of 4,000,000 preferred shares.

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

PROMOTIONS ON WHEELS HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 6 —PROPERTY AND EQUIPMENT

During the period ended March 31, 2008, the Company sold all of its equipment to Barry Van Wie (“BVW”), former CEO in exchange for the settlement of advance from BVW in the amount of $5,027.  These assets had a book value of $10,243 net of accumulated, the Company incurred a loss of approximately $5,200 from the sale.

In the nine months ended September 30, 2008 property and equipment consisted of the following.

Software license	$300,000
Web site development costs	63,813
Total	$363,813

 No charge for amortization will be made until initiation of sales activity has begun.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into a 7 year lease agreement with Barry Van Wie, the president/ shareholder of the Company, to pay monthly truck lease fee of approximately $2,000.  These fees totaled approximately $4,000 for the period ended March 31, 2008. This lease was terminated as of that date.

During the normal course of business operation for the period ended September 30, 2008 the Company incurred legal fees of $14,942 to Legal office of Rowland W. Day II, a company related by common ownership.

As of September 30, 2008 Rowland W. Day II a related party had advanced funds in the amount of $25,000 to the company. These advances are expected to be paid back or converted into stock in future periods. The advance carries no interest.

NOTE 8- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

PROMOTIONS ON WHEELS HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

PROMOTIONS ON WHEELS HOLDINGS, INC

NOTES TO THE FINANCIAL STATEMENTS

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity

Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Management believes that the adoption of these pronouncements will have no immediate impact on the Company’s financial condition or results of operation

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Plan of Operation - Overview

We are a software marketing company that has entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation. We have been granted the right to market and sell WQN’s WebSafety software products.

License Agreement

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

For the coming year we plan to test, develop and market the software products that are covered by the License. We plan to utilize the License to build software products that will allow parents to protect their children from predators, cyber bullies and pornography on the Internet.

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

Since we began implementing our current business model on July 1, 2008, we have accomplished the following milestones:

•	Raised over $800,000 in equity financing.
•	Recruited top industry marketing professionals.
•	Paid $300,000 to acquire the License.
•	Begun extensive website development necessary to support revenue operations

For the coming year we plan to test, develop and market the WebSafety Software Products.

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

License Agreement

On June 30, 2008, we entered into the License Agreement pursuant to which we were granted the right to market and sell WQN’s WebSafety software products. As consideration for granting the License, we agreed to pay $300,000 and pay 35% of all revenue from the sales of the Licensed products to the licensor. We have the exclusive right for 12 months to market and sell the software products through the Home Shopping Network, QVC, Inc., CVS Pharmacy, WalMart and Walgreens and the non-exclusive right to market and sell the software products worldwide.

Employees

We do not have any full time employees at this time. Our Chief Executive Officer, President and Chief Financial Officer devote the amount of time that is currently necessary to administer the Company’s activities. Each of these officers devotes time to other activities and are not salaried by the Company. Our Chief Executive Officer is a practicing lawyer and is paid on an hourly basis for any legal work that he performs on behalf of the Company. Our President is an active marketing consultant and is paid for marketing services that are provided by her marketing agency.

Management’s Discussion and Analysis

Results of operations for the nine months ended September 30, 2008

We have generated minimal revenue from inception relating to our prior business. We incurred a net loss of $(205,866) for the nine months ended September 30, 2008, compared to a net loss of $(178,459) for the nine months ended September 30, 2007. The increase in net loss over the preceding period was primarily due to an increase in general and administrative expenses as well as the cost of operations. At September 30, 2008, we had positive working capital of $253,472 compared to negative working capital of $(29,094) at December 31, 2007. At September 30, 2008, our total assets were $656,779, which consisted primarily of cash and our License Agreement rights.

Liquidity and Capital Resources

We expect to continue incur operating losses and negative cash flows from operations. We have a limited amount of available cash and when viewed in conjunction with a continuation of operating losses, raises substantial doubt about our ability to continue as a going concern. Our ability to execute on our current business plan is dependent upon our ability to obtain equity financing, develop and market our product and generate revenue.

Contemplated Financing

We intend to raise capital through the private placement of approximately $1,200,000 in shares of our common stock. Once this capital is raised, we intend to secure additional capital to implement our business plan. We are seeking to raise this funding immediately, we may not be successful in doing so on terms acceptable to us, and the inability to raise capital very quickly would have a material adverse effect on our business and operations. To date we have raised $842,000 in equity funding.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

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

Our management, with the participation of our Chief Executive Officer and our acting Chief Financial Officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding new formalized accounting procedures.

 (b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in the assessment of our internal control that was conducted as of September 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors
RISK FACTORS

The Company was organized during 2006, is at an early stage of operation and has no substantial revenue. The Company has recently ceased its operations in order to devote its full resources toward marketing, selling and distributing the CYBERSAFETY software products. The earliest date the Company anticipates receiving revenue from sales of the CYBERSAFETY software is during the second half of 2008. The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

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

RISKS RELATED TO OUR COMMON STOCK

IF MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR STOCKHOLDERS MAY BE UNABLE TO SELL THEIR SHARE.

There is currently a limited market for our common stock and we can provide no assurance that a more liquid market will develop. If a liquid market does not develop for our shares, it will be difficult for stockholders to sell their stock. In such a case, stockholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, the price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, actual or anticipated announcements of new data, studies, products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

OVER 63% OF OUR STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of November 3, 2008, Texas Atlantic Capital Partners, LLC (“TAC”), a limited liability company whose managing member is a director of the Company, directly owns 14,200,000 shares, which represents approximately 63% of our 22,400,000 shares of outstanding common stock. As a result, TAC presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company. it could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

INVESTORS’ INTERESTS IN OUR COMPANY WILL BE DILUTED AND INVESTORS MAY SUFFER DILUTION IN THEIR NET BOOK VALUE PER SHARE IF WE ISSUE ADDITIONAL SHARES OR RAISE FUNDS THROUGH THE SALE OF EQUITY SECURITIES.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.

WE HAVE NEVER PAID CASH DIVIDENDS AND DO NOT INTEND TO DO SO.

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

WE WILL NEED ADDITIONAL FINANCING.

We will need additional financing to maintain and expand its business, and such financing may not be available on favorable terms, if at all. We intend to finance our business through the private placement and public offering of equity and debt securities. Additional financing may not be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to execute our business plan, an dour shareholders may lose substantially all of their investment.

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

 (b)  Reports on Form 8-K

 An 8-K was filed on July 21, 2008 and October 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: November 18, 2008	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer