Form 10-K
period 2008-12-31
Blindspot Alert, Inc.
filed 2009-04-13
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

BLINDSPOT ALERT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hampshire Court, Newport Beach, California 92660
(Address of Principal Executive Offices)

(949) 642-7816
(Issuer’s telephone number)

Promotions on Wheels Holdings, Inc.
2204 Timber Rose Drive, Las Vegas, Nevada 89134
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common stock $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Large accelerated filer: . ☐       Accelerated filer: . ☐      Non-accelerated filer: . ☐ Small reporting company: . ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock):  0 based on 4,550,000 non-affiliate shares outstanding at $0.00 per share.  No bid price was quoted during the most recently completed second fiscal quarter.

The number of shares the registrant's of common stock, $0.001 par value per share, outstanding as of March 31, 2009 was 22,300,000

Documents incorporated by reference: none

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Blindspot Alert, Inc. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Blindspot Alert, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Blindspot Alert, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that the following important factors, in addition to those discussed in the “Risk Factors” section could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•           general economic conditions;

•           the effectiveness of our planned advertising, marketing and promotional campaigns;

•           anticipated trends and conditions in the industry in which we operate, including regulatory changes;

•           our future capital needs and our ability to obtain financing; and

•           other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission (“SEC”).

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended.

Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

TABLE OF CONTENTS

PAGE
PART I
Item 1: Business	5
Item 1A: Risk Factors	6
Item 1B: Unresolved Staff Comments	8
Item 2: Properties	8
Item 3: Legal Proceedings	8
Item 4: Submission of Matters to a Vote of Security Holder	8
PART II
Item 5: Market for Registrant’s Common Equity. Related Stockholder Matters and Issuer Purchases of Equity	8
Item 6: Selected Financial Data	9
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
Item 7A: Quantitative and Qualitative Disclosures about Market Risk	11
Item 8: Financial Statements and Supplementary Data	11
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	12
Item 9A(T) Controls and Procedures	12
Item 9B Other Information	12
Part III
Item 10: Directors, Executive Officers and Corporate Governance	13
Item 11. Executive Compensation	14
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13: Certain Relationships and Related Transactions, and Director Independence	14
Item 14: Principal Accounting Fees and Services	15
Part IV
Item 15: Exhibits, Financial Statement Schedules	15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1.  BUSINESS

Business Development

We were incorporated on July 3, 2006 in the State of Nevada under the name Promotions on Wheels Holdings, Inc.  We changed our name on December 12, 2008.  The Company was originally a developmental stage company with a principal business objective of offering live promotions and marketing events utilizing unique custom built mobile displays.  On July 21, 2008, we discontinued that business.

On June 30, 2008, the Company entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation (“WQN”), which, in consideration for the sum of $300,000 grants the Company the right to market and sell WQN’s WebSafety software products.  The License covers software products that have been developed by WQN and grants the Company an exclusive right for a period of 12 months to market and sell the software products through the Home Shopping Network, QVC, Inc., CVS Pharmacy, WalMart, and Walgreens  and the non exclusive right to market and sell the software products worldwide.  The Company has attracted a team of experienced, professional marketing personnel to market the software products.

The License provides for the Company to retain 65% of all revenue received from the sale of CYBERSAFETY software and to pay 35% of all revenue to the Licensor, WQN.  The License Agreement requires Licensor to provide Company technical and customer support and requires Licensor to provide Company with all future updates of the software.

Business of Issurer

We are a development stage company that has not significantly commenced its planned principal operations.  Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.      Development of the business plan;
2.      Research on child safety software products and potential markets;
3.      Coordination with the licensor on the development of the software products;
4.      Formulate a marketing plan and marketing campaign in an effort to introduce our products to the market;
5.      Create websites for the Company and products;
6.      Identify appropriate distribution channels utilizing independent sales representatives.

We are attempting to become operational.  In order to generate revenue we must address the following areas:

1.      Complete the development of our software products: We continue to work with the licensor and its software programmers to complete the software products and provide for the downloading of the software products form our website.
2.      Develop and implement a Marketing Plan: In order to penetrate our targeted markets, we will use a multi-faceted marketing plan that includes high-end websites and target specific marketing campaigns that are directed to specific groups whose members will benefit from the software.
3.      Creation of our website:  We have secured a website domain located at www.blindspotalert.com.  The website is currently under construction and upon securing additional funding, we will complete and enhance the website.

Since our inception on July 3, 2006, we have not generated any significant revenues and have incurred a cumulative net loss of $644,807.  We believe that we must raise additional capital of at least $1,000,000 through the sale of equity for us to become operational and sustain operations through the next twelve (12) months.  The capital raise has been budgeted to establish our infrastructure and marketing and sales campaign.  We believe that the recurring revenues from sales of software products eventually will be sufficient to support ongoing operations.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditor’s report to the financial statements included in this report.

We currently have three executive officers and three directors.  These individuals allocate time on a part-time basis.  We do not have any employees.

ITEM 1A.  RISK FACTORS

The Company was organized during 2006, is at an early stage of operation and has no substantial revenue.  The Company has recently ceased its operations in order to devote its full resources toward marketing, selling and distributing the CYBERSAFETY software products.  The earliest date the Company anticipates receiving revenue from sales of the CYBERSAFETY software is during the second half of 2009.  The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

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

OVER 51% OF OUR STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of April 6, 2009, Texas Atlantic Capital Partners, LLC (“TAC”), a limited liability company whose managing member is a director of the Company, directly owns 14,000,000 shares, which represents approximately 51% of our 27,091,669 shares of outstanding capital stock on a fully diluted basis.  As a result, TAC presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company. it could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

WE WILL NEED ADDITIONAL FINANCING.

We will need additional financing to maintain and expand the business, and such financing may not be available on favorable terms, if at all.  We intend to finance our business through the private placement and public offering of equity and debt securities.  Additional financing may not be available on favorable terms, if at all.  If we need funds and cannot raise them on acceptable terms, we may not be able to execute our business plan, and our shareholders may lose substantially all of their investment.

TERRORIST ATTACKS, CONTINUED WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR BUSINESS

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope.  The United States is currently engaged in a war in Iraq.  These attacks and this war have caused instability in the marketplace and contributed to a downtown in the global economy.  In the future, there may be armed hostilities, continued war, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. Additionally, such disturbances could have a material adverse effect on our business, financial condition and operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently use the office of our CEO.  Our CEO provides the office space free of charge.  We believe that this space is currently adequate.  When we become operational we may need additional space to serve our customers.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDERS MATTERS AND ISSUERPURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB under the symbol “BSAL”.  The following table shows the high and low bid prices of our common stock, as quoted on the OTCBB, by quarter during our last fiscal year when trading began.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.  The information below was obtained from the OTCBB, for the respective periods.

Year Ending December 31, 2009	High	Low
1st Quarter (through April 6, 2009)	$1.60	$0.55
Year Ended December 31, 2008[1]
1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.35	0.15
4th Quarter	0.55	0.50

1   Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and      may not necessarily represent actual transactions.

Holders

As of April 6, 2009, there were approximately 13 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any dividends.  We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Item 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in 17 CFR229.10(f)(I) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Plan of Operations

Blindspot Alert, Inc. (BSA), a development stage company, formerly known as Promotions on Wheels Holdings, Inc. has, beginning in April 2008, commenced a corporate redirection with the objective of marketing and selling through the internet a range of software applications and services for computers and cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on children’s computers. The cell phone application would also restrict text messaging while driving and provide location information to parents through the use of GPS technology. In June 2008 BSA acquired for $300,000 a world wide non exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets.

Management believes that the licensed products are a timely solution to the dangers that come with the unprecedented access to information and people that the internet and cell phones provide.

We intend to begin commercial operations in the second half of 2009.  We also intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

In November 2008, we executed an option to acquire licensing rights to software that provides digital rights management to email and other data transmitted over the internet.  We intend to begin selling this proprietary software in 2009.  The option expired on April 1, 2009.  We are currently negotiating an extension of the option.  Due diligence efforts are currently being conducted.

In 2008, we raised $1,170,800 in new equity funding through the sale of common and preferred stock, the proceeds of which are being used to implement our plan of operations. As of year end 2008, we had invested $150,963 in website development, this in the furtherance of our marketing efforts and in addition to the $300,000 spent to secure the licensing noted above.

Results of Operations

For the year ended 2008 we sustained a net operating loss of $437,656 as compared to a loss of $188,094 for the same twelve month period ended December 31, 2007. In 2007 we had revenues of $201,536 contrasted to 2008 in which we had no revenue. From inception in July 2006, the Company has generated a total of $644,807 in net operating losses.

The table below highlights on a line item basis the significant elements of expense during the two periods that constituted the preponderance of expense incurred.

	Year Ended December 31,		Difference Over
Expense Category	2008	2007	(Under) 2007
Cost of Operations	$5,757	$110,956	$(105,199)
General and Administrative
• Payroll	32,400	-	32,400
• Insurance D&O	13,500	-	13,500
• Accounting	34,125	11,200	22,925
• Consulting	87,500	111,154	(23,654)
• Legal	110,241	5,500	104,741
• Marketing	86,693	-	86,693
• Travel	46,484	-	46,484
• Other Professional	-	12,537	(12,537)
Totals	$416,700	$251,347	$165,353

In 2008 as opposed to 2007 the Company initiated and completed an initial round of financing which resulted in a significant increase in accounting and legal costs as compared to 2007. The balance of the increased costs noted in 2008 in contrast to 2007 related to pre launch consulting, marketing and travel.  Corporate operational activities in 2008 have increased substantially over prior periods.  We intend to become fully operational in the second half of 2009 which would result in revenue generation and an expansion of marketing and administrative activities.

Liquidity

As noted previously, through December 31, 2008 we raised $1,170,800 in new equity. To support planned operations through 2009 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

Recent Accounting Pronouncements

On November 5, 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of SFAS 141(R) will have a material effect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the SEC issued SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004) which is effective on January 1, 2008. The adoption of SAB 110 did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133 (“SFAS No. 161”). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS No. 133”), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets, (“SFAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of SFAS 142-3 will have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect its adoption will have a material impact on our results of operations and financial condition.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, we have invested our cash in money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

PAGE
Report Of Independent Registered Public Accounting Firm	F-1

FINANCIAL STATEMENTS
Balance Sheets As Of December 31, 2008 and 2007	F-2
Statements of Operations for the years ended December 31, 2008 and 2007	F-3
Statements of Stockholders’ equity (Deficit) for the years ended December 31, 2008 and 2007	F-5
Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-4

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blindspot Alert, Inc. fka Promotions On Wheels Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Blindspot Alert, Inc. fka Promotions On Wheels Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on July 3, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blindspot Alert, Inc. fka Promotions On Wheels Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on July 3, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $644,807, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
February 23, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BLINDSPOT ALERT, Inc.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Current assets:
Cash	$224,269	$314
Advance to shareholder	-	1,592
Prepaid expense	7,137	-
Total current assets	231,406	1,906

Property and Equipment
Software license and website development	450,963	-
Other property and equipment	-	10,243
Total property and equipment	450,963	10,243

Other Assets- Option to acquire	95,000	-
	$777,369	$12,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$1,104	$20,000
Accounts payable	37,116	-
Accrued expense	56	5,000
Lease payable	-	6,000
Total current liabilities	38,276	31,000

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares authorized, 3,833,335 and zero shares issued and outstanding respectively	3,832	-

Common stock; $.001 par value, 70,000,000 shares authorized, 22,300,000 and 37,000,000 shares issued and outstanding, respectively	22,300	37,000

Subscription receivable	(200)

Additional paid in capital	1,357,968	151,300
Deficit accumulated during development stage	(644,807)	(207,151)
Total stockholders' equity	739,093	(18,851)

	$777,369	$12,149

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and the period
from inception July 3, 2006 to December 31, 2007

			July 3, 2006
			(Date of inception)
	Years Ended December 31,		to
	2008	2007	December 31, 2007

Revenue	$-	$201,536	$231,536

Operating expenses:
Cost of Operations	5,757	110,956	119,273
General and administrative expenses	432,661	273,195	310,755
Depreciation and amortization expense	-	2,597	3,478
Total operating expenses	438,418	386,748	433,506

(Loss) from operations	(438,418)	(185,212)	(201,970)

Other income (expenses):
Interest income	-	100	109
Loss on sale of equipment	(5,216)		-
Other income	6,000		-
Interest expense	(22)	(2,982)	(5,290)
Total other income (expenses)	762	(2,882)	(5,181)

(Loss) before provision for income taxes	(437,656)	(188,094)	(207,151)
Provision for income taxes	-		-

Net (loss)	$(437,656)	$(188,094)	$(207,151)

Basic and diluted loss per common share	$(0.015)	$(0.01)	$(0.008)

Basic and diluted weighted average common shares outstanding	29,470,000	32,802,507	24,675,845

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and the period from inception, July 2, 2006 to December 31, 2007

			July 3, 2006
			(Date of inception)
	Years Ended December 31,		to
	2008	2007	December 31, 2007
Operating activities:
Net loss	$(437,656)	$(188,094)	$(207,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		2,597	3,478
Stock issued for services	2,400	20,000	30,000
Loss on sale of equipment	5,216		-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	8,500	-
(Increase) in prepaid expense	(7,137)		-
(Increase) in subscriptions receivable	(200)		-
Decrease in advance to shareholder	1,592		-
Decrease in advance from shareholder	(18,896)		-
Increase (decrease) in accounts payable	37,116	(244)	-
(Decrease)Increase in lease payable	(6,000)	6,000	6,000
(Decrease) in accrued expense	(4,944)	(8,217)	5,000
Net cash (used in) operating activities	(428,509)	(159,458)	(162,673)

Investing activities:
Purchase of long term assets- net	(450,963)	(2,812)	(3,921)
Investment in option to acquire	(95,000)	-
Advance to/from shareholder	-	(3,636)	(1,592)
Net cash (used in) investing activities	(545,963)	(6,448)	(5,513)

Financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from sale of equipment	5,026	-	-
Proceeds from cancellation of advance from shareholder	25,000	-	-
Proceeds from stock sales	1,168,401	148,500	148,500
Net cash provided by financing activities	1,198,427	148,500	168,500

Net changes in cash	223,955	(17,406)	314

Cash, beginning of period	314	17,720	-

Cash, end of period	$224,269	$314	$314

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$2,400	$20,000	$30,000
Common stock issued for equipment	$-	$-	$9,800

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended December 31, 2008 and the period from
inception July 3, 2006

							Accumulated
							(Deficit)
						Additional	during	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Equity (Deficit)
Balance at July 3, 2006 (Date of Inception)	-	-	-	-		-	-	-

Issuance of stock for services, $0.01 per share August 3, 2006	-	-	1,000,000	$1,000		$9,000	$-	$10,000
Issuance of stock for equipment, $0.0098 per share August 3, 2006			1,000,000	1,000		8,800		9,800

Net loss for the period ended December 31, 2006	-	-	-	-		-	(19,057)	(19,057)

Balance December 31, 2006	-	-	2,000,000	2,000		17,800	(19,057)	743

Issuance of stock for services, $0.001 per share January 7, 2007	-		20,000,000	20,000		-	-	20,000
Issuance of stock relating to private placement, $0.01 per share, March 27, 2007	-		14,700,000	14,700		133,500	-	148,200

Issuance of stock relating to private placement, $0.01 per share, April 11, 2007			300,000	300				300

Net loss for the period ended December 31, 2007	-	-	-	-		-	(188,094)	(188,094)

Balance December 31, 2007	-	-	37,000,000	37,000		151,300	(207,151)	(18,851)

Issuance of preferred stock for cash
June 20, 2008 six issuances t $0.30	2,083,336	2,083				622,917		625,000
July 2, 2008 one issuance at $0.30	666,667	667				199,333		200,000
November 6, 2008 one issuance at$0.30	333,333	333				99,667		100,000
November 13, 2008 one issuance at$0.30	83,333	83				24,917		25,000
December 17, 2008 two issuances at $0.30	666,666	666				199,334		200,000

Issuance of common stock for cash						-		-
May 1, 2008 six issuances at $0.001			2,525,000	2,525		-		2,525
June 30, 2008 two issuances t $0.001			14,375,000	14,375		-		14,375
July 11, 2008 one issuance at $0.001 for services			2,400,000	2,400				2,400
July 15, 2008 one issuance at $0.001			100,000	100		-		100
September 18, 2008 two issuances at $.001			1,200,000	1,200		-		1,200
December 5, 2008 one issuance at $0.001			200,000	200	(200)	-		-

Cancellation of common stock
June 20, 2008 cancellation			(35,500,000)	(35,500)		35,500		-

Voluntary conversion of shareholder advance to paid in capital						25,000		25,000

Net loss for the period ended December 31, 2008							(437,656)	(437,656)

Balance at December 31, 2008	3,833,335	$3,832	22,300,000	$22,300	$(200)	$1,357,968	$(644,807)	$739,093

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business and organization
Blindspot Alert, Inc (BSA) formerly known as Promotions on Wheels Holdings, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on July 3, 2006.  The Company from inception through June 2008 had been in the business of offering live promotions and marketing events. In June 2008 a majority ownership change was made and the business emphasis was shifted to the marketing and sales through the internet of software and services that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography. The Company operates under a world wide licensing agreement that allows for selective exclusivity within certain markets and expects to begin full scale operations in 2009.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to bringing its product to the market and to raising capital.

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

Cash and cash equivalents- concentration of risk

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three months or less.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies- continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Net operating loss	$435,256
Income tax rate	34%
147,987
Less valuation allowance	(147,987)
Net	-

Through December 31, 2008, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2008, the Company had approximately $644,800 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2025. The utilization of these losses for tax purposes  will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2008 and 2007 are as follows:

		2008	2007
Federal statutory income tax rate		34.0%	34.0%
State tax net of federal benefit		0.0%	0.0%
		34.0%	34.0%
Increase in valuation allowance		(34.0)%	(34.0)%
	Effective tax rate	0.0%	0.0%

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

Accounts receivable and billing

The Company will be conducting sales primarily through the internet utilizing merchant services for the processing of customer credit card or other electronic means of paying. It is not expected that there will be any significant amount of trade receivables that will result from operations.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies- continued

Property and equipment

Property and equipment are stated at cost net of accumulated amortization and at December 31, 2008 consisted primarily of web site development costs and software licensing fees. No amortization has been taken as of the statement date since revenue operations have not commenced. Amortization is computed using the straight-line method over the estimated useful life of the related asset.  Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred.  The estimated useful lives are as follows:

Software License	5 Years
Web Site Development	5 Years

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

Stock Based Compensation

We follow the provisions of SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS 123R also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquisition, or in Conjunction with Selling Goods or Services.”

Note 2. Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred cumulative net losses of approximately $644,807 from the period of July 3, 2006 (Inception) through December 31, 2008 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2008 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 3. Concentration of credit risk

For the year ended December 31, 2008 the Company had no revenues. In 2007, three customers represented 100% of the Company’s revenues.

Note 4. Property and Equipment

Property and equipment consist of the following at December 31, 2008 and 2007:

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

		2008	2007
Software Licensing*		$300,000	-
Web Site Development		150,963	-
Equipment- Net		-	$10,243
	Total	$450,963	$10,243

*On June 30, 2008 we entered into a license agreement with WQN, Inc., whose common stock trades on the pink sheets under the symbol WQNI. Under the agreement we have the right to license its software technology on a non-exclusive worldwide basis and offer the software on an exclusive basis to: Home Shopping Network, QVC, Inc., Walgreens Drugstore, CVS Pharmacy and Walmart. We have paid a one time fee of $300,000 and will pay a 35% royalty on any net licensing revenue collected by us. The initial term of the license granted pursuant to this agreement shall be perpetual.

Depreciation expense for fiscal 2008 and 2007 totaled $0 and $2,597, respectively.

Note 5. Option to acquire

In November 2008 the Company entered into an option agreement with Auburg Adams LLC (AA) a Texas limited liability company to acquire certain software licensing rights it had contracted for pursuant to a licensing agreement entered into with Essential Security Software, Inc. the developer. The option allows the Company to secure the rights of Auburg Adams once a payment of $270,000 has been made. Any payments made pursuant to the terms of the option to acquire are to be credited to the overall price of the licensing should the option be exercised. The rights that Auburg Adams has been granted are for the marketing and sales of software that provides for total digital rights management  enabling users to exercise complete control over email transmissions and any attachments related to those transmissions to include restriction of forwarding and timed removal from a recipient computer.  This licensing is for an initial five- year period and is automatically renewable for periods thereafter. The overall cost for the rights is $270,000.

The option expires on April 1, 2009 but requires periodic payments as outlined below to maintain the option.

Option Maintenance Payment Dates	Option Payment Amounts
January 1, 2009	$50,000
February 1, 2009	$50,000
March 1, 2009	$50,000
April 1, 2009	$25,000

Blindspot Alert can exercise the option any time during the option period or let the option lapse by not making a required payment. Through December 31, 2008 the Company had made option payments totaling $95,000.

A principal of Auburg Adams LLC is a minority shareholder in Blindspot Alert, Inc.

Note 6. Ownership change

On June 30, 2008 Texas Atlantic Capital Partners, LLC obtained control of our company by acquiring 13,200,000 shares of stock , 72% of the then outstanding common stock. An additional 1,000,000 shares of common stock were acquired in September 2008 with no significant change in Texas Atlantic’s ownership percentage due to other issuances that had been made through year end. Coincidental with this acquisition a cancellation of 35,500,000 shares of previously issued common stock was completed pursuant to the terms of the share acquisition agreement.

Also, effective June 30, 2008, we agreed to issue shares of our Series A Convertible Preferred Stock at a price of $.30 per share in a private placement to accredited investors up to a maximum of $1,200,000. Through December 31, 2008 3,833,335 preferred shares had been sold for $1,150,000 pursuant to this offering. Each preferred share may be converted into 1.25 common shares. We intend to sell a maximum of 4,000,000 preferred shares.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 7. Stock Issuances

During 2008 we had the following common and preferred stock issuances.

Common Stock- All issuances were made at $0.001
Date	For Cash or Services	Number of Shares	Value
May 2008	Cash	2,525,000	$2,525
June 2008	Cash	14,375,000	14,375
July 2008	Services	2,400,000	2,400
July 2008	Cash	100,000	100
September 2008	Cash	1,200,000	1,000
December 2008	Cash	200,000	200
Total Common Issuances		20,800,000	$20,800

Preferred Stock- All issuances were for cash at $0.30 per share
Date	Number of Shares	Value
June 2008	2,083,336	$625,000
July 2008	666,667	200,000
November 2008	416,666	125,000
December 2008	666,666	200,000
Total Preferred Issuances	3,833,335	$1,150,000

Note 8. Related party transactions

In the aggregate, during 2008, the Company paid to related parties $211,225 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing
Texas Atlantic Capital Partners LLC	$58,500
Rowland W. Day II		$63,632
Robertson Schwartz Agency			$89,093

Texas Atlantic Capital Partners LLC (TA) and Rowland W. Day II are affiliates in that TA is a majority and more than 10% shareholder in the Company, Mr. Day is its CEO and Rusty Schwartz, a principal in Robertson Schwartz Agency is President and a member of Blindspot Alert’s Board of Directors.

The services that were provided are explained below.
.
Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal- Rowland Day is the Company’s SEC attorney and is responsible for all quarterly and annual filings as well as any other filings required as a result of the actions of the Company. In addition Mr. Day initiated and provided oversight to the process that resulted in the name change to Blindspot Alert, Inc.

Marketing- Marketing fees paid relate to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 9. Loss on sale of equipment

During the period ended March 31, 2008, the Company sold all of its equipment to Barry Van Wie (“BVW”), former CEO in exchange for the settlement of advance from BVW in the amount of $5,027.  These assets had a book value of $10,243 net of accumulated depreciation. The Company incurred a loss of approximately $5,200 from the sale.

Note 10. Other income

The Company as of March 12, 2008, owed $6,000 to Cab-Tive Advertising, Inc. for unpaid equipment lease fees.  The Company and Cab-Tive Advertising entered into a mutual agreement which provided for an exchange of certain equipment, and a cancellation of the unpaid lease fees resulting in a recording of $6,000 of other income.

Note 11. Facilities

The Company’s corporate headquarters are presently co located at no cost to the Company in the law offices of its Chief Executive Officer.

Note 12. Newly issued pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.
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

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management has assessed our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Inherent limitations exist in any system of control including the possibility of human error and the potential of overriding controls. The effectiveness of an internal control system may also be affected by changes in conditions.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current officers and directors are listed below.  Each of our directors will serve for one year or until their respective successors are elected and qualified.  Our officers serve at the pleasure of the board of directors.

Name	Age	Position	Start of Term
Rowland W. Day II	53	CEO Chairman of the Board Director	February 25, 2008

Rusty Robertson	56	President COO Director	July 21, 2008

Denton Jones	56	Director	July 21, 2008

Robert Salluzzo	60	CFO Treasurer	July 21, 2008

Rowland W. Day II, 52 years of age, Chief Executive Officer and Director.

Mr. Day is a business corporate lawyer.   He has practiced law since 1983.  Mr. Day has been the Chairman of the Board of Clearant, Inc. (OTCBB-CLRA) and is currently a director of RE3W WorldWide and Restaurants on the Run.

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

Denton Jones, 56 years of age, Director.

Mr. Jones has been a private investor for 30 years.  He is the manager of Texas Atlantic Partners, LLC, the holder of 14,000,000 shares of common stock.  Mr. Jones is a director of WQN, Inc.

Robert J. Salluzzo, 60 years of age, Treasurer and interim Chief Financial Officer.

Mr. Salluzzo has been the Chief Financial Officer of four public companies since 1997.  Mr. Salluzzo is a Certified Public Accountant.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees, including judgments finding violations of any federal or state securities or commodities law, material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past five years.

Independent Registered Public Accounting Firm

The firm of Moore & Associates has been appointed to serve as our independent registered public accounting firm for the 2009 fiscal year unless the Board of Directors deems it advisable to make a substitution.

ITEM 11.  EXECUTIVE COMPENSATION

No compensation of cash or equity has been paid or granted for the employment of our officers or for the services of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of April 6, 2009:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Owner[1]	Percent of class
Common Stock	Denton Jones[2]	14,000,000	51.7%
Common Stock	Rusty Robertson[3]	2,400,000	8.8%
Common Stock	Rowland W. Day II4	1,200,000	4.4%
Common Stock	Robert J. Salluzzo	150,000	.5%
Common Stock	All directors and executive officers as a group (4 persons)	17,750,000	65.5%

1  Applicable percentage ownership is based on 27,091,669 shares of total voting stock outstanding at April 6, 2009.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses are c/o 1 Hampshire Court, Newport Beach, California 92660, unless otherwise noted.
2  Includes 14,000,000 shares owned by Texas Atlantic Capital Partners.  Mr. Jones is the Managing Member of Texas Atlantic Capital Partners.
3  Includes 2,400,000 shares owned by the Robertson Schwartz Agency.  Ms. Robertson is a principal of the Robertson Schwartz Agency.
4..Includes 1,200,000 shares of common stock issued to Rowland W. Day II as Trustee of The Day Family Trust.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such sixty day period, have been so exercised, converted or exchanged.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during 2008, the Company paid to related parties $211,225 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing
Texas Atlantic Capital Partners LLC	$58,500
Rowland W. Day II		$63,632
Robertson Schwartz Agency			$89,093

Denton Jones, a director of the Company is the Managing Member of Texas Atlantic Capital Partners LLC (TA), Rowland W. Day II is our CEO and a director and Rusty Schwartz, a director is a principal in Robertson Schwartz Agency.

The services that were provided are outlined below.

Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal-Legal service consisted of corporate legal advice, document preparation and the preparation of quarterly and annual filings as well as other filings required as a result of the actions of the Company.

Marketing- Marketing services related to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

Director Independence

It is our position that our three directors are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Moore & Associates.

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees	$3,000	$3,000
Audit-Related Fees	$4,500	$3,000
All Other Fees	$0	$0

Tax Fees

There were no fees paid in either 2008 or 2007 for tax related matters.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Blindspot Alert, Inc., a Nevada corporation. Incorporated by reference to our current report on Form 14-C filed with the SEC on December 5, 2008.
10.1	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 25, 2008 License Agreement dated June 30, 2008.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18.U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLINDSPOT ALERT, INC.
FKA PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: April 10, 2009	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 10, 2009
Rowland W. Day II

/s/ Robert J. Salluzzo	Chief Financial Officer	April 10, 2009
Robert J. Salluzzo

/s/ Denton Jones	Director	April 10, 2009
Denton Jones

/s/ Rusty Robertson	President and Director	April 10, 2009
Rusty Robertson