Form 10-Q
period 2009-03-31
Blindspot Alert, Inc.
filed 2009-05-14
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009:

Class	Outstanding shares as of May 11, 2009
Common Stock, $0.001 par value	22,300,000

INDEX

Page
PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements	F-1
Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1

Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and the period from inception (July 3, 2006) to March 31, 2009.	F-2

Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and the period from inception (July 3, 2006) to March 31, 2009	F-3

Statement of Stockholders Equity (Deficit) from inception (July 3, 2006) to March 31, 2009	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART 11-OTHER INFORMATION	5

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 6. Exhibits	7

SIGNATURES	9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLINDSPOT ALERT, Inc.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$2,743	$224,269
Prepaid expense		7,137
Total current assets	2,743	231,406

Property and Equipment
Software license and website development	501,523	450,963
Total property and equipment	501,523	450,963

Other Assets- Option to acquire	-	95,000
	$504,266	$777,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	2,535	$1,104
Accounts payable	59,247	37,116
Accrued expense	1,975	56
Lease payable		-
Total current liabilities	63,757	38,276

Stockholders' equity:
Preferred stock; $.001 par value, 5,000,000 shares authorized, 4,230,002 and 3,833,335 shares issued and outstanding respectively	4,230	3,832

Common stock; $.001 par value, 70,000,000 shares authorized, 22,300,000 shares issued and outstanding, respectively	22,300	22,300

Subscription receivable	-	(200)

Additional paid in capital	1,476,571	1,357,968
Deficit accumulated during development stage	(1,062,592)	(644,807)
Total stockholders' equity	440,509	739,093

	$504,266	$777,369

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009, 2008 and the period from inception July 3, 2006 to March 31, 2009 and December 31, 2008

			July 3, 2006
	Unaudited		(Date of inception)
	For The Three Months Ended March 31		to
	2009	2008	March 31, 2009

Revenue	$-	$-	$231,536

Operating expenses:
Cost of Operations	-	5,757	125,030
General and administrative expenses	172,785	14,046	916,201
Depreciation and amortization expense	-	-	3,478
Total operating expenses	172,785	19,803	1,044,709

(Loss) from operations	(172,785)	(19,803)	(813,173)

Other income (expense):
Interest income	-	-	109
Loss on option expiration	(245,000)	-	(245,000)
Loss on sale of equipment	-	(5,216)	(5,216)
Other income	-	6,000	6,000
Interest expense	-	(21)	(5,312)
Total other income (expense)	(245,000)	763	(249,419)

(Loss) before provision for income taxes	(417,785)	(19,040)	(1,062,592)
Provision for income taxes	-	-	-

Net (loss)	$(417,785)	$(19,040)	$(1,062,592)

Basic and diluted loss per share	$(0.019)	$(0.001)	$(0.036)

Basic and diluted weighted average common shares outstanding	22,300,000	37,000,000	29,155,820

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months  Ended March 31, 2009, 2008 and the period from inception, July 3, 2006 to March 31, 2009

			July 3, 2006
	Unaudited		(Date of inception)
	Three Months Ended March 31,		to
	2009	2008	March 31, 2009
Operating activities:
Net loss	$(417,785)	$(19,040)	$(1,062,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-	3,478
Stock issued for services	-	-	32,400
Loss on sale of equipment	-	5,216	5,216
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	-
Decrease in prepaid expense	7,137	-	-
Decrease in subscriptions receivable	200	-	-
Decrease in advance to shareholder		-	-
Increase(decrease) in advance from shareholder	1,431	-	(17,465)
Increase in accounts payable	22,131	-	59,247
(Decrease) in lease payable		(6,000)	-
Increase in accrued expense	1,919	12,891	1,975
Net cash (used in) operating activities	(384,967)	(6,933)	(977,741)

Investing activities:
Purchase of long term assets- net	50,560	-	(505,444)
Investment in option to acquire	150,000		(245,000)
Charge off of option to acquire	(245,000)		245,000
Advance to/from shareholder		1,592
Net cash (used in) investing activities	(44,440)	1,592	(505,444)

Financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from sale of equipment	-	5,027	5,026
Proceeds from cancellation of advance from shareholder	-	-	25,000
Proceeds from stock sales	119,001	-	1,435,902
Net cash provided by financing activities	119,001	5,027	1,485,928

Net changes in cash	(221,526)	(314)	2,743

Cash, beginning of period	224,269	314	-

Cash, end of period	$2,743	$-	$2,743

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$-	$-	$32,400
Common stock issued for equipment	$-	$-	$9,800

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the quarter ended March 31, 2009 and the period from
inception July 3, 2006

							Accumulated
							(Deficit)
						Additional	during	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Equity (Deficit)
Balance at July 3, 2006 (Date of Inception)	-	-	-	-		-	-	-

Issuance of stock for services, $0.01 per share August 3, 2006	-	-	1,000,000	$1,000		$9,000	$-	$10,000
Issuance of stock for equipment, $0.0098 per share August 3, 2006			1,000,000	1,000		8,800		9,800

Net loss for the period ended December 31, 2006	-	-	-	-		-	(19,057)	(19,057)

Balances December 31, 2006	-	-	2,000,000	2,000		17,800	(19,057)	743

Issuance of stock for services, $0.001 per share January 7, 2007	-		20,000,000	20,000		-	-	20,000
Issuance of stock relating to private placement, $0.01 per share, March 27, 2007	-		14,700,000	14,700		133,500	-	148,200

Issuance of stock relating to private placement, $0.01 per share, April 11, 2007			300,000	300				300

Net loss for the period ended December 31, 2007	-	-	-	-		-	(188,094)	(188,094)

Balances December 31, 2007	-	-	37,000,000	37,000		151,300	(207,151)	(18,851)

Issuance of preferred stock for cash
June 20, 2008 six issuances t $0.30	2,083,336	2,083				622,917		625,000
July 2, 2008 one issuance at $0.30	666,667	667				199,333		200,000
November 6, 2008 one issuance at$0.30	333,333	333				99,667		100,000
November 13, 2008 one issuance at$0.30	83,333	83				24,917		25,000
December 17, 2008 two issuances at $0.30	666,666	666				199,334		200,000
						-		-
Issuance of common stock for cash
May 1, 2008 six issuances at $0.001			2,525,000	2,525		-		2,525
June 30, 2008 two issuances t $0.001			14,375,000	14,375		-		14,375
July 11, 2008 one issuance at $0.001 for services			2,400,000	2,400				2,400
July 15, 2008 one issuance at $0.001			100,000	100		-		100
September 18, 2008 two issuances at $.001			1,200,000	1,200		-		1,200
December 5, 2008 one issuance at $0.001			200,000	200	(200)	-		-

Cancellation of common stock
June 20, 2008 cancellation			(35,500,000)	(35,500)		35,500		-

Voluntary conversion of shareholder advance to paid in capital						25,000		25,000

Net loss for the period ended December 31, 2008							(437,656)	(437,656)

Balances December 31, 2008	3,833,335	$3,832	22,300,000	$22,300	$(200)	$1,357,968	$(644,807)	$739,093

Subscription receivable paid					200			200

Issuance of preferred stock for cash
February 19, 2009 one issuance at $0.001	56,667	58				16,943		17,001
February 24, 2009 one issuance at $0.001	40,000	40				11,960		12,000
March 2, 2009 four issuances at $0.001	300,000	300				89,700		90,000

Net loss for the period ended March 31, 2009							(417,785)	(417,785)

Balances March 31, 2009	4,230,002	$4,230	22,300,000	$22,300	$-	$1,476,571	$(1,062,592)	$440,509

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $1,062,592 from the period of July 3, 2006 (Inception) through March 31, 2009 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2009 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 4. Property and Equipment

Property and equipment consist of the following at March 31, 2009:

Software Licensing*	$300,000
Web Site Development	201,523
Total	$501,523

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

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

Note 5. Option to acquire and expiration

In November 2008 the Company entered into an option agreement with Auburg Adams LLC (AA) a Texas limited liability company to acquire certain software licensing rights it had contracted for pursuant to a licensing agreement entered into with Essential Security Software, Inc. the developer. The option would have allowed the Company to secure the rights of Auburg Adams once a payment of $270,000 has been made. Any payments made pursuant to the terms of the option to acquire were to be credited to the overall price of the licensing had the option been exercised. The rights that Auburg Adams has been granted are for the marketing and sales of software that provides for total digital rights management  enabling users to exercise complete control over email transmissions and any attachments related to those transmissions to include restriction of forwarding and timed removal from a recipient computer.  This licensing was to be for an initial five- year period and would be automatically renewable for periods thereafter. The overall cost for the rights is $270,000.

The option expired on April 1, 2009 without the final payment of $25,000 being made or the option being renewed or extended notwithstanding the April 1, 2009 expiration date of the original option. The accounting treatment is in recognition of the substance of the occurrence.

Management remains in discussion with principals of Auberg Adams and ESS.

A principal of Auburg Adams LLC is a minority shareholder in Blindspot Alert, Inc.

Note 6. Ownership change

On June 30, 2008 Texas Atlantic Capital Partners, LLC obtained control of our company by acquiring 13,200,000 shares of stock , 72% of the then outstanding common stock. Coincidental with this acquisition a cancellation of 35,500,000 shares of previously issued common stock was completed pursuant to the terms of the share acquisition agreement. At March 31, 2009 Texas Atlantic owns 62.78% of the common shares outstanding, the reduction due principally to additional issuances since June 2008.

Also, effective June 30, 2008, we agreed to issue shares of our Series A Convertible Preferred Stock at a price of $.30 per share in a private placement to accredited investors. Through March 31, 2009 4,230,000 preferred shares had been sold for $1,269,000 pursuant to this offering. Each preferred share may be converted into 1.25 common shares.

Note 7. Stock Issuances

During the three month period ended March 31, 2009 we had the following preferred stock issuances.

Preferred Stock- All issuances were for cash at $0.30 per share
Date	Number of Shares	Value
February 2009	96,667	$29,001
March 2009	300,000	90,000
Total Preferred Issuances	396,667	$119,001

Note 8. Related party transactions

In the aggregate, during the three month period ended March 31, 2009, the Company paid to related parties $93,287 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing
Texas Atlantic Capital Partners LLC	$25,000
Rowland W. Day II		$23,287
Robertson Schwartz Agency			$45,000

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

Texas Atlantic Capital Partners LLC (TA), Rowland W. Day II and Rusty Robertson are affiliates in that TA is a more than 10% shareholder in the Company, Mr. Day is its CEO and Rusty Robertson is its President and a principal in Robertson Schwartz Agency. Mr. Day and Ms. Robertson are a member of Blindspot Alert’s Board of Directors.

The services that were provided are outlined below.

Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal- Rowland Day is the Company’s legal counsel.

Marketing- Marketing fees paid relate to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

Note 9. Facilities

The Company’s corporate headquarters are presently co located at no cost to the Company in the law offices of its Chief Executive Officer.

Note 10. Newly issued pronouncements

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
March 31, 2009

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
March 31, 2009

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

Item 2. Management’s Discussion and Analysis and Plan of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Blindspot Alert, Inc., and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, and income of Blindspot Alert, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Blindspot Alert, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development, and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Plan of Operation

BlindSpot Alert, Inc. (BSA), a development stage company, formerly known as Promotions on Wheels Holdings, Inc., commenced a corporate redirection in June 2008 with the objective of marketing and selling through the internet a range of software applications and services for computers and cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on children’s computers. The cell phone application would also restrict text messaging while driving and provide location information to parents using GPS technology. In June 2008 we acquired for $300,000 a world wide non exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets.

Management believes that our products are a timely solution to the dangers that come with the unprecedented access to information and people that the internet and cell phones provide.

From June 2008 through March 31, 2009 we have refined our website and we intend to commence revenue activity in the third quarter of 2009.  We also intend to market our products and services through relationships developed with “trusted” sources consisting child protection advocacy groups including church, school and civic organizations. We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

In November 2008 we executed an option to acquire licensing rights to software that provides digital rights management to email and other data transmitted over the internet. We had intended to begin selling this proprietary software in 2009, however, the option to acquire the rights expired on April 1, 2009 and an expense in the amount of $245,000 was recorded as of March 31, 2009 to reflect the substance of the expiration as of that date.

In the quarter ended March 31, 2009 we raised $119,000 in new equity funding through the sale of preferred stock, the proceeds of which are being used to implement BSA’s plan of operations. Cumulatively through March 31, 2009 we raised $1,289,800 through the sale of its common and preferred stock. This funding has been utilized in the furtherance of our plan of operations. Future funding is intended to be used in the commercialization process.

Results of Operations

Three month period ended March 31, 2009 compared to March 31, 2008

For the quarter ended March 31, 2009 we sustained a net operating loss of $417,785, including the one time charge of $245,000 for an option expiration as compared to a loss of $19,040 for the same three month period ended March 31, 2008. From inception in July 2006 through March 31, 2009, the Company has generated a total of $1,062,592 in net operating losses.

General and administrative costs totaled $172,785 for the quarter ended March 31, 2009 as compared to $14,046 for the same quarter in 2008 reflecting increased disbursements in 2009 for marketing, legal and other costs relating to the implementation of the operating plan.

We intend to become fully operational in late 2009.

Liquidity

Through March 31, 2009 the Company had raised $1,289,800 in new equity to support planned operations in 2009 and beyond, Additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.  There can be no assurance that we will be able to raise any more additional capital on terms that are beneficial to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (March 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer/Chief Financial Officer, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this report present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Risk Factors

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors
RISK FACTORS

The Company was organized during 2006, is at an early stage of operation and has no substantial revenue.  The Company has recently ceased its operations in order to devote its full resources toward marketing, selling and distributing the licensed software products.  The earliest date the Company anticipates receiving revenue from sales of the licensed software is during the second half of 2009.  The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

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

OVER 62.78 % OF OUR STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of November 3, 2008, Texas Atlantic Capital Partners, LLC (“TAC”), a limited liability company whose managing member is a director of the Company, directly owns 14,000,000 shares, which represents approximately 62.78% of our 22,300,000 shares of outstanding common stock.  As a result, TAC presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  it could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

TERRORIST ATTACKS, CONTINUED WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR BUSINESS

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope.  The United States is currently engaged in war with Iraq.  These attacks and this war have caused instability in the marketplace and contributed to a downturn in the global economy.  In the future, there may be armed hostilities, continued war, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. Additionally, such disturbances could have a material adverse effect on our business, financial condition and operating results.

Item 6. Exhibits

No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13e-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of theSarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of theSarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLINDSPOT ALERT, INC.

Date: May 13, 2009	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer