Form 10-Q
period 2009-06-30
Blindspot Alert, Inc.
filed 2009-08-14
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
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

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009:

Class	Outstanding shares as of August 14, 2009
Common Stock, $0.001 par value	25,100,000

INDEX	Page

PART 1-FINANCIAL INFORMATION	F-1

Item 1. Financial Statements	F-1
Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	F-1

Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and June 30, 2008 and the period from inception (July 3, 2006) to June 30, 2009.	F-2

Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and June30, 2008 and the period from inception (July 3, 2006) to June 30, 2009	F-3

Statement of Stockholders Equity (Deficit) from inception (July 3, 2006) to June 30, 2009	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART 11-OTHER INFORMATION	5

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6. Exhibits	9

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLINDSPOT ALERT, Inc.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
ASSETS	2009	2008

Current assets:
Cash	$246,747	$224,269
	-	-
Prepaid expense		7,137
Total current assets	246,747	231,406

Property and Equipment
Software license and website development	540,258	450,963
Total property and equipment	540,258	450,963

Other Assets- Option to acquire	-	95,000
	$787,005	$777,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$-	$1,104
Accounts payable	125,150	37,116
Accrued expense	110	56
Liability to issue shares	428,000	-
Total current liabilities	553,260	38,276

Stockholders' equity:
Preferred stock; $.001 par value, 5,000,000 shares
authorized, 4,063,336 and 3,833,335 shares issued and
outstanding respectively	4,063	3,832

Common stock; $.001 par value, 70,000,000 shares
authorized, 22,300,000 shares issued and
outstanding, respectively	22,300	22,300

Subscription receivable	-	(200)

Additional paid in capital	1,426,738	1,357,968
Deficit accumulated during development stage	(1,219,356)	(644,807)
Total stockholders' equity	233,745	739,093

	$787,005	$777,369

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2009, 2008 and the period from inception July 3, 2006 to June 30, 2009

					July 3, 2006
	Unaudited		Unaudited		(Date of
	For The Three Months Ended June 30		For The Six Months Ended June		inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$231,536

Operating expenses:
Cost of Operations	-	-	-	5,757	125,030
General and administrative expenses	156,764	61,185	329,550	75,231	1,072,965
Depreciation and amortization expense	-	-	-	-	3,478
Total operating expenses	156,764	61,185	329,550	80,988	1,201,473

(Loss) from operations	(156,764)	(61,185)	(329,550)	(80,988)	(969,937)

Other income (expense):
Interest income	-	-	-	-	109
Loss on option acquire	-	-	(245,000)	-	(245,000)
Loss on sale of equipment	-	-	-	(5,216)	(5,216)
Other income	-	-	-	6,000	6,000
Interest expense	-	-	-	(21)	(5,312)
Total other income (expense)	-	-	(245,000)	763	(249,419)

(Loss) before provision for income taxes	(156,764)	(61,185)	(574,550)	(80,225)	(1,219,357)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(156,764)	$(61,185)	$(574,550)	$(80,225)	$(1,219,357)

Basic and diluted loss per share	$(0.007)	$(0.002)	$(0.026)	$(0.002)	$(0.042)

Basic and diluted weighted average
common shares outstanding	22,300,000	38,143,407	22,300,000	38,320,718	29,155,820

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009, 2008 and the period from inception, July 3, 2006 to June 30, 2009

			July 3, 2006
	Unaudited		(Date of inception)
	Six Months Ended June 30,		to
	2009	2008	June 30, 2009
Operating activities:
Net loss	$(574,550)	$(80,225)	$(1,219,357)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	-	-	3,478
Stock issued for services	18,000	-	50,400
Loss on option expiration	245,000		245,000
Loss on sale of equipment	-	5,216	5,216
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	-
Decrease in prepaid expense	7,137	-	-
Decrease in subscriptions receivable	200	-	-
Decrease in advance to shareholder		1,592	-
Increase(decrease) in advance from shareholder	(1,104)	-	-
Increase in accounts payable	98,035	16,051	135,152
Decrease in short-term borrowing		(20,000)
Increase in advances from related parties		66,485
(Decrease) in lease payable		(6,000)	-
Increase in accrued expense	54	(5,000)	110
Net cash (used in) operating activities	(207,228)	(21,881)	(780,001)

Investing activities:
Purchase of long term assets- net	(89,295)	(310,688)	(548,952)
Increase(decrease) investment in option to acquire	(150,000)		(245,000)
Advance to/from shareholder		-
Net cash (used in) investing activities	(239,295)	(310,688)	(793,952)

Financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from sale of equipment	-	5,026	5,026
Proceeds from cancellation of advance from shareholder	-	-	25,000
Proceeds from stock sales	469,001	641,900	1,770,674
Net cash provided by financing activities	469,001	646,926	1,820,700

Net changes in cash	22,478	314,357	246,747

Cash, beginning of period	224,269	314	-

Cash, end of period	$246,747	$314,671	$246,747

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$28,000	$-	$32,400
Common stock issued for equipment	$-	$-	$9,800

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from July 3, 2006 (inception) through June 30, 2009

							Accumulated
							(Deficit)
						Additional	during	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Equity (Deficit)
Balance at July 3, 2006
(Date of Inception)	-	-	-	-		-	-	-

Issuance of stock for services, $0.01 per share August 3, 2006	-	-	1,000,000	$1,000		$9,000	$-	$10,000
Issuance of stock for equipment, $0.0098 per share August 3, 2006			1,000,000	1,000		8,800		9,800

Net loss for the period ended December 31, 2006	-	-	-	-		-	(19,057)	(19,057)

Balances December 31, 2006	-	-	2,000,000	2,000		17,800	(19,057)	743

Issuance of stock for services, $0.001 per share January 7, 2007	-		20,000,000	20,000		-	-	20,000
Issuance of stock relating to private placement,
$0.01 per share, March 27, 2007	-		14,700,000	14,700		133,500	-	148,200

Issuance of stock relating to private placement,
$0.01 per share, April 11, 2007			300,000	300				300

Net loss for the period ended December 31, 2007	-	-	-	-		-	(188,094)	(188,094)

Balances December 31, 2007	-	-	37,000,000	37,000		151,300	(207,151)	(18,851)

Issuance of preferred stock for cash
June 20, 2008 six issuances at $0.30	2,083,336	2,083				622,917		625,000
July 2, 2008 one issuance at $0.30	666,667	667				199,333		200,000
November 6, 2008 one issuance at $0.30	333,333	333				99,667		100,000
November 13, 2008 one issuance at $0.30	83,333	83				24,917		25,000
December 17, 2008 two issuances at $0.30	666,666	666				199,334		200,000

Issuance of common stock for cash						-		-
May 1, 2008 six issuances at $0.001			2,525,000	2,525		-		2,525
June 30, 2008 two issuances at $0.001			14,375,000	14,375		-		14,375
July 11, 2008 one issuance at $0.001 for services			2,400,000	2,400				2,400
July 15, 2008 one issuance at $0.001			100,000	100		-		100
September 18, 2008 two issuances at $.001			1,200,000	1,200		-		1,200
December 5, 2008 one issuance at $0.001			200,000	200	(200)	-		-

Cancellation of common stock
June 20, 2008 cancellation			(35,500,000)	(35,500)		35,500		-

Voluntary conversion of shareholder advance to paid in capital						25,000		25,000

Net loss for the period ended December 31, 2008							(437,656)	(437,656)

Balances December 31, 2008	3,833,335	$3,832	22,300,000	$22,300	$(200)	$1,357,968	$(644,807)	$739,093

Subscription receivable paid					200			200

Net loss for the period ended March 31, 2009							(417,785)	(417,785)

Balances March 31, 2009	3,833,335	$3,832	22,300,000	$22,300	$-	$1,357,968	$(1,062,592)	$321,508

Subscription receivable paid					-			-
Issuance of preferred stock for cash
May 8, 2009 one issuance at $0.001	133,334	134				39,867		40,001
May 11, 2009 one issuance at $0.001	56,667	57				16,943		17,000
June 4, 2009 four issuances at $0.001	40,000	40				11,960		12,000
								-

Net loss for the period ended June 30, 2009							(156,764)	(156,764)

Balances June 30, 2009	4,063,336	$4,063	22,300,000	$22,300	$-	$1,426,738	$(1,219,356)	$233,745

The accompanying notes are an integral part of these financial statements.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the three months ended March 31, 2009 and for the six months ended June 30, 2009 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $1,219,357 from the period of July 3, 2006 (Inception) through June 30, 2009 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2009 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 4. Property and Equipment

Property and equipment consist of the following at June 30, 2009:

Software Licensing*		$300,000
Web Site Development		240,258
	Total	$540,258

*On June 30, 2008 we entered into a license agreement with WQN, Inc., whose common stock trades on the pink sheets under the symbol WQNI. Under the agreement we have the right to license its software technology on a non-exclusive worldwide basis and offer the software on an exclusive basis to: Home Shopping Network, QVC, Inc., Walgreens Drugstore, CVS Pharmacy and Walmart. We paid a one time fee of $300,000 for this license.  We also committed to paying a 35% royalty on any net licensing revenue collected by us.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

On July 2, 2009 the Company closed on an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as The Websafety Technology and Software for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement (see Note 10. “Subsequent Events”).

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

Note 6. Ownership change

On June 30, 2008 Texas Atlantic Capital Partners, LLC obtained control of our company by acquiring 13,200,000 shares of stock , 72% of the then outstanding common stock. Concurrent with this acquisition’s  cancellation of 35,500,000 shares of previously issued common stock was completed pursuant to the terms of the share acquisition agreement. At June 30, 2009 Texas Atlantic owns 61.88% of the common shares outstanding, the reduction due principally to additional issuances since June 2008.

Also, effective June 30, 2008, we agreed to issue shares of our Series A Convertible Preferred Stock at a price of $.30 per share in a private placement to accredited investors. Through June 30, 2009 4,230,000 preferred shares had been sold for $1,269,000 pursuant to this offering. Each preferred share may be converted into 1.25 common shares.

Note 7. Stock Issuances

During the six month period ended June 30, 2009 we had the following preferred stock issuances.

Preferred Stock-All issuance were for cash at $.30 per share
Date	Number of Shares	Value
May 2009	190,001	$57,001
June 2009	40,000	$12,000
Total Preferred Issuances	230,001	$69,001

In addition to the preferred stock issued above, during the six month period ended June 30, 2009 we also recorded $350,000 of common stock cash receipts and $50,000 of preferred stock cash receipts that at June 30, 2009 had not been issued.  These receipts are recorded as a current liability at June 30, 2009 and will be issued in the third quarter of 2009.  Also, in the six month period ended June 30, 2009 we committed to issue $28,000 (2,800,000 shares) of common stock for services.  These shares were issued on July 9, 2009.

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

Note 8. Related party transactions

In the aggregate, during the six month period ended June 30, 2009, the Company paid to related parties $179,348 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing
Texas Atlantic Capital Partners LLC	$65,000
Rowland W. Day II	$18,000	$66,348
Robertson Schwartz Agency			$30,000

Texas Atlantic Capital Partners LLC (TA) and Rowland W. Day II and Rusty Robertson are affiliates in that TA is a more than 10% shareholder in the Company, Mr. Day is our CEO and a director; and Rusty Robertson is a director and a principal in Robertson Schwartz Agency.

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

On July 2, 2009 the Company entered into an asset purchase agreement with WQN, Inc. (see Note 10. “Subsequent Events”). E. Denton Jones, who is also a director of the Company, beneficially owns 335,000 shares of common stock in WQN, Inc. Also, in connection with the transactions contemplated by the Purchase Agreement, B. Michael Adler entered into an employment agreement with the Company to serve as the Company’s Chairman of the Board of Directors. Mr. Adler still serves as the Chief Executive Officer of WQN, Inc. In addition the Company appointed David W. Sasnett, a director of WQN, Inc, as a director; and hired John Williams, Chief Financial Officer of the WQN, Inc., as the Treasurer and Chief Financial Officer. Neither Mr. Sasnett nor Mr. Williams has resigned from their positions with WQN, Inc.

Note 9. Facilities

The Company’s corporate headquarters are presently located  in Newport Beach, California and the Company has opened an office in Dallas, Texas.

Note 10. Subsequent Events

Subsequent events were evaluated through August 14, 2009, the date the financial statements were issued

Zig Ziglar Marketing Agreement

On July2, 2009, the Company entered into an agreement with Ziglar, Inc. effective July 2, 2009. Ziglar, Inc. and its principal, Zig Ziglar will provide training and marketing of the company's products and services. The Company also issued 1,000,000 shares, $.001 par value common stock  to the Ziglar Family Trust in connection with the letter agreement dated July 2, 2009; and services they have supplied and will supply.

Websafety  Asset Purchase

On July 1, 2009 the Company entered into an asset purchase agreement  with WQN, Inc, whose common stock trades on the pink sheets under the symbol WQNI, pursuant to which WQN, Inc. agreed to sell all of it's intellectual property, products, services, assets and general intangibles related to the software program "Websafety" (the "Assets"). As consideration for acquiring these assets, the Company agreed to pay WQN, Inc. 27,000,000 shares of the Company’s common stock. Based on the last bid price for a share of Blindspot's common stock on July 1, 2009, the value of the 27,000,000 share is $2,700,000

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

On July 2, 2009, the Company and WQN, Inc. closed on the transactions contemplated by the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company acquired all of  WQN, Inc’s rights, title and interest in the Assets. In consideration for the Assets the Company agreed that at closing it would issue to WQN, Inc., 27,000,000 shares of the Company's unregistered common stock (the "Shares"), representing approximately 45% of the outstanding shares of common stock in Blindspot after consummation of the transaction. The transactions contemplated by the Purchase Agreement were closed on July 2, 2009, and the closing of the transactions were conditioned upon the approval of the board of directors of Blindspot.

As a result of July 2, 2009 Websafety asset purchase, the Company anticipates writing-off in the third quarter of 2009 the $300,000 software licensing asset listed in “Note 4. Property and Equipment”.

Note 11. Newly issued pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the impact of SFAS No. 168 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 will be effective in the second quarter of fiscal 2009. The adoption of FAS 165 did not have a material effect on our financial position, cash flows, or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have had a material effect on our consolidated financial position and results of operations if adopted.

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

BLINDSPOT ALERT, INC.
Formerly Known as Promotions on Wheels Holdings, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company has adopted this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company has adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Plan of Operation

Blindspot Alert, Inc. (BSA), a development stage company, formerly known as Promotions on Wheels Holdings, Inc., commenced a corporate redirection in June 2008 with the objective of marketing and selling through the internet a range of software applications and services for computers and cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on children’s computers. The cell phone application would also restrict text messaging while driving and provide location information to parents using GPS technology. In June 2008 we acquired for $300,000 a world wide non exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets. We acquired this license from WQN, Inc.

On July 2, 2009 the Company closed on an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as The Websafety Technology and Software for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement (see Note 10. “Subsequent Events”).

Management believes that our products are a timely solution to the dangers that come with the unprecedented access to information and people that the internet and cell phones provide.

From June 2008 through June 30, 2009 we have refined our website and we intend to commence revenue activity in the third quarter of 2009.  We also intend to market our products and services through relationships developed with “trusted” sources consisting child protection advocacy groups including church, school and civic organizations. We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

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

In the quarter ended June 30, 2009 we raised $378,000 in new equity funding through the sale of preferred stock, the proceeds of which are being used to implement BSA’s plan of operations. Cumulatively through June 30, 2009 we raised $1,667,800 through the sale of its common and preferred stock. This funding has been utilized in the furtherance of our plan of operations. Future funding is intended to be used in the commercialization process.

Results of Operations

Three month period ended June 30, 2009 compared to June 30, 2008

No revenues were recorded during the three months ended June 30, 2009 and 2008. For the quarter ended June 30, 2009 we sustained a net operating loss of $156,764 compared to a net operating loss of $61,185 for the quarter ended June 30, 2008.

General and administrative costs totaled $156,764 for the quarter ended June 30, 2009 as compared to $61,185 for the same quarter in 2008 reflecting increased disbursements in 2009 for marketing, legal, professional and other costs relating to the implementation of the operating plan.

We intend to become fully operational in late 2009.

Six month period ended June 30, 2009 compared to June 30, 2008

No revenues were recorded during the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 we sustained a net operating loss of $574,550, including the one time charge of $245,000 for option expiration as compared to a loss of $80,225 for the same six-month period ended June 30, 2008. From inception in July 2006 through June 2009, the Company has generated a total of $1,219,357 in net operating losses.

General and administrative costs totaled $574,550 for the six months ended June 30, 2009 including the one time charge of $245,000 for an option expiration as compared to $80,225 for the same period in 2008 reflecting increased disbursements in 2009 for marketing, legal and other costs relating to the implementation of the operating plan.

We intend to become fully operational in late 2009.

Liquidity

Through June 30, 2009 the Company had raised $1,667,800 in new equity to support planned operations in 2009 and beyond, Additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.  There can be no assurance that we will be able to raise any more additional capital on terms that are beneficial to us.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

THE COMPANY’S RELIANCE ON THE CAPABILITIES OF THE CYBERSAFETY/WEBSAFETY SOFTWARE

The Company is heavily dependent upon the capabilities of the CYBERSAFETY/WEBSAFETY SOFTWARE (see Note 10. “Subsequent Events” Websafety Asset Purchase) and its ability to provide technical and other support of the software. The failure of the software to accomplish the objectives as represented will hamper if not destroy the Company’s marketing efforts as well as any inability to capably provide technical support for the software.

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

CHALLENGES FROM COMPETITION

Although the Company is unaware of an available product that contains all the characteristics, features and capabilities of the WEBSAFETY software, in the dynamic, ever changing field of technology, many companies of all sizes and capabilities are constantly engaged in software development.  With the notoriety given to child molesters, pedophiles and others causing harm and sometimes death to children, a reasonable assumption is that many companies are currently engaged in software development activities that will possess many of the characteristics and capabilities possessed by WEBSAFETY software.  In the event another company successfully develops and markets a competitive product before the Company can establish a significant presence in its target markets, the Company may never be able to achieve a level of revenue to sustain the Company’s operations

RISKS RELATED TO OUR COMMON STOCK

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

OVER 61.88 % OF OUR STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of November 3, 2008, Texas Atlantic Capital Partners, LLC (“TAC”), a limited liability company whose managing member is a director of the Company, directly owns 13,800,000 shares, which represents approximately 54.9% of our 25,100,000 shares of outstanding common stock.  As a result, TAC presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

BLINDSPOT ALERT, INC.

Date: August 14, 2009	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer