Form 10-K/A
period 2008-12-31
WebSafety, Inc.
filed 2009-11-23
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

WEBSAFETY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hampshire Court, Newport Beach, California 92660
(Address of Principal Executive Offices)

(949) 642-7816
(Issuer’s telephone number)

Blindspot Alert, Inc.
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

The number of shares the registrant's of common stock, $0.001 par value per share, outstanding as of March 31, 2009 was 22,300,000

Documents incorporated by reference: none

Explanation For Amendment to Form 10-K

The Company is amending its from 10-K to reissue its audited financials statements for the years ended December 31, 2008 and 2007 to include the opinions of EFP Rotenberg, LLP, a registered independent public accounting firm. The previously issued financial statements were audited by Moore and Associates whose registration was revoked in August, 2009.

Additionally, the financial statements for the years ended December 31, 2008 and 2007 have been restated for matters related to the following previously reported item: The Company consummated a business combination with Texas Atlantic Capital Partners, LLC (‘Texas Atlantic”) which has been accounted for under the purchase method of accounting followed by a recapitalization of the company. The business combination resulted in the cancellation of 35,500,000 shares of common stock which has been retroactively presented in the statement of stockholders equity.  It has been recorded as if the transaction with Texas Atlantic had occurred as of the earliest period presented which is July 3, 2006 (date of inception) after giving effect to the 13,200,000 shares that were issued to Texas Atlantic in conjunction with the business combination. The recapitalization resulted in no change to total assets, Liabilities or stockholders’ equity.

In addition, interest expense for the year ended December 31, 2008 was increased to $5,022 from $22 via a reclassification from general and administrative expenses.  Also, the date of inception numbers had been previously reported in error through December 31, 2007.  The statement of operations and the statement of cash flows have been updated to include the amounts from inception through December 31, 2008.
The financial statements for the periods ended December 31, 2008 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The footnotes to the financial statements have been revised to include the disclosure of material events occurring subsequent the financial statements.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Websafety, Inc. fka Blindspot Alert, Inc. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Websafety, Inc. fka Blindspot Alert, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Websafety, Inc. fka Blindspot Alert, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

TABLE OF CONTENTS

PAGE
PART I
Item 1: Business	5
Item 1A: Risk Factors	6
Item 1B: Unresolved Staff Comments	8
Item 2: Properties	8
Item 3: Legal Proceedings	8
Item 4: Submission of Matters to a Vote of Security Holder	8
PART II
Item 5: Market for Registrant’s Common Equity. Related Stockholder Matters and Issuer Purchases of Equity	9
Item 6: Selected Financial Data	9
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
Item 7A: Quantitative and Qualitative Disclosures about Market Risk	12
Item 8: Financial Statements and Supplementary Data	12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	13
Item 9A(T) Controls and Procedures	13
Item 9B Other Information	14
Part III
Item 10: Directors, Executive Officers and Corporate Governance	14
Item 11. Executive Compensation	15
Item 12: Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13: Certain Relationships and Related Transactions, and Director Independence	16
Item 14: Principal Accounting Fees and Services	17
Part IV
Item 15: Exhibits, Financial Statement Schedules	18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1.  BUSINESS

Business Development

We were incorporated on July 3, 2006 in the State of Nevada under the name Promotions on Wheels Holdings, Inc.  We changed our name to Blindspot Alert, Inc. on December 12, 2008 and to Websafety, Inc. in July, 2009.  The Company was originally a developmental stage company with a principal business objective of offering live promotions and marketing events utilizing unique custom built mobile displays.  On July 21, 2008, we discontinued that business.

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

Business of Issuer

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

We are attempting to become operational.  In order to generate revenue we must address the following areas:

1.      Complete the development of our software products: We continue to work with the licensor and its software programmers to complete the software products and provide for the downloading of the software products from our website.
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

We currently have three executive officers and three directors.  These individuals allocate time on a part-time basis.  We have one employee.

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

As of April 6, 2009, Texas Atlantic Capital Partners, LLC (“Texas Atlantic”), a limited liability company whose managing member is a director of the Company, directly owns 14,000,000 shares, which represents approximately 51% of our 27,091,669 shares of outstanding capital stock on a fully diluted basis.  As a result, TAC presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On September 29, 2009, we received comments from the SEC on our Form 10-K for the year ended December 31, 2008. We responded to all of the comments on November 20, 2009.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently use the office of our CEO.  Our CEO provides the office space free of charge.  We believe that this space is currently adequate.  When we become operational we may need additional space to serve our customers.

ITEM 3.  LEGAL PROCEEDINGS

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In late October 2009, the Company and Mr. Jolley agreed to go to arbitration which the Company believes should occur by the end of the First Quarter of 2010.

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

Holders

As of April 6, 2009, there were approximately 20 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Plan of Operations

Websafety, Inc. fka Blindspot Alert, Inc. (the Company), a development stage company, formerly known as Promotions on Wheels Holdings, Inc. has, beginning in April 2008, commenced a corporate redirection with the objective of marketing and selling through the internet a range of software applications and services for computers and cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on children’s computers. The cell phone application would also restrict text messaging while driving and provide location information to parents through the use of GPS technology. In June 2008 the Company acquired for $300,000 a worldwide non exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets.

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

In 2008, we raised $1,170,800 in new equity funding through the sale of common and preferred stock, the proceeds of which are being used to implement our plan of operations. As of year-end 2008, we had invested $150,963 in website development, this in the furtherance of our marketing efforts and in addition to the $300,000 spent to secure the licensing noted above.

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

	Year Ended December 31,		Difference Over
Expense Category	2008	2007	(Under) 2007
Cost of Operations	$5,757	$110,956	$(105,199)
General and Administrative
Payroll	32,400	-	32,400
Insurance D&O	13,500	-	13,500
Accounting	34,125	11,200	22,925
Consulting	87,500	133,002
Legal	121,202	5,500	-11,800
Marketing	89,093	-	83,593
Travel	46,484	-	46,484
Other Professional	-	12,537	-12,537
Other	-	110,956	110,956
Totals	$427,661	$273,195	$151,109

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

Recent Accounting Pronouncements

On November 5, 2007, the SEC issued FASB ASC 815-10-S99-1(Prior authoritative literature: SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings).  ASC 815-10-S99-1 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the ASC 815-10-S99-1 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. ASC 815-10-S99-1, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  ASC 815-10-S99-1 is effective in fiscal quarters beginning after December 15, 2007.  The adoption of ASC 815-10-S99-1 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805(Prior authoritative literature: SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for calendar year companies on January 1, 2009.  We do not anticipate that the adoption of ASC 805 will have a material effect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under ASC 815(Prior authoritative literature: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of ASC 815-10 will have a material impact on our financial statements.

In April 2008, the FASB issued ASC 350-30(Prior authoritative literature: FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350(Prior authoritative literature: SFAS No. 142, “Goodwill and Other Intangible Assets”) and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of ASC 350-30 will have a material impact on our financial statements.

In May 2008, the FASB issued ASC 470(Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion). ASC 470 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of ASC 470 will have a material effect on our results of operations or financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. ASC 944 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Websafety, Inc. fka Blindspot Alert, Inc.

We have audited the accompanying balance sheets of Websafety, Inc. fka Blindspot Alert, Inc. as of December 31, 2008 and 2007, and the related statements of operations, change in stockholders’ equity (deficit), and cash flows for the years then ended and for the period since inception (July 3, 2006) through December 31, 2008.  Websafety, Inc. fka Blindspot Alert, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety, Inc.fka Blindspot Alert, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period since inception (July 3, 2006) through December 31, 2008in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
November 20, 2009

WEBSAFETY, INC..
Formerly Known as Blindspot Alert, Inc.
A Development Stage Company
BALANCE SHEETS

	Restated December 31,
	2008	2007

ASSETS

Current assets:
Cash	$224,269	$314
Advance to shareholder	-	1,592
Prepaid expense	7,137	-
Total current assets	231,406	1,906

Property and Equipment
Software license and website development	450,963	-
Other property and equipment	-	10,243
Total property and equipment	450,963	10,243

Other Assets- Option to acquire	95,000	-
	$777,369	$12,149

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$1,104	$20,000
Accounts payable	37,116	-
Accrued expense	56	5,000
Lease payable	-	6,000
Total current liabilities	38,276	31,000

Stockholders' equity
Preferred stock; $.001 par value, 25,000,000 shares authorized, 3,833,335 and zero shares issued and outstanding respectively	3,832	-

Common stock; $.001 par value, 300,000,000 shares authorized, 22,300,000 and 14,700,000 shares issued and outstanding, respectively	22,300	14,700

Subscription receivable	(200)	-

Additional paid in capital	1,357,968	173,600
Deficit accumulated during development stage	(644,807)	(207,151)
Total stockholders' equity	739,093	(18,851)

	$777,369	$12,149

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
A Development Stage Company
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and the period
from inception July 3, 2006 to December 31, 2008

	Restated Years Ended December 31,		Restated July 3, 2006 (Date of inception) to
	2008	2007	December 31, 2008

Revenue	$-	$201,536	$231,536

Operating expenses:
Cost of Operations	5,757	110,956	125,030
General and administrative expenses (including fees paid to related parties per note 8)	427,661	273,195	738,416
Depreciation and amortization expense	-	2,597	3,478
Total operating expenses	438,418	386,748	871,924

(Loss) from operations	(438,418)	(185,212)	(640,388)

Other income (expenses):
Interest income	-	100	109
Loss on sale of equipment	(5,216)	-	(5,216)
Other income	6,000	-	6,000
Interest expense	(5,022)	(2,982)	(10,312)
Total other income (expenses)	762	(2,882)	(4,419)

(Loss) before provision for income taxes	(437,656)	(188,094)	(644,807)
Provision for income taxes	-		-

Net (loss)	$(437,656)	$(188,094)	$(644,807)

Basic and diluted loss per common share	$(0.024)	$(0.013)	$(0.040)

Basic and diluted weighted average common shares outstanding	18,483,333	14,700,000	16,213,333

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2008, 2007 and the period
from inception July 3, 2006 to December 31, 2008

							Accumulated
							(Deficit)
						Additional	during	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Equity (Deficit)
Balance at July 3, 2006
(Date of Inception)	-	-	14,700,000	14,700		173,600	-	188,300

Net loss for the period ended December 31, 2006	-	-	-	-		-	(19,057)	(19,057)

Balances December 31, 2006	-	-	14,700,000	14,700	-	173,600	(19,057)	169,243

Net loss for the period ended December 31, 2007	-	-	-	-		-	(188,094)	(188,094)

Balances December 31, 2007	-	-	14,700,000	14,700	-	173,600	(207,151)	(18,851)

Issuance of preferred stock for cash
June 20, 2008 six issuances at $0.30	2,083,336	2,083				622,917		625,000
July 2, 2008 one issuance at $0.30	666,667	667				199,333		200,000
November 6, 2008 one issuance at$0.30	333,333	333				99,667		100,000
November 13, 2008 one issuance at$0.30	83,333	83				24,917		25,000
December 17, 2008 two issuances at $0.30	666,666	666				199,334		200,000

Issuance of common stock for cash						-		-
May 1, 2008 six issuances at $0.001			2,525,000	2,525		-		2,525
June 30, 2008 two issuances t $0.001			1,175,000	1,175		-		1,175
Acquisition of Cash in connection
With recapitalization						13,200		13,200
July 11, 2008 one issuance at $0.001 for services			2,400,000	2,400				2,400
July 15, 2008 one issuance at $0.001			100,000	100		-		100
September 18, 2008 two issuances at $.001			1,200,000	1,200		-		1,200
December 5, 2008 one issuance at $0.001			200,000	200	(200)	-		-
Voluntary conversion of shareholder advance to paid in capital						25,000		25,000

Net loss for the period ended December 31, 2008							(437,656)	(437,656)

Balances December 31, 2008	3,833,335	3,832	22,300,000	22,300	(200)	1,357,968	(644,807)	739,093

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
A Development Stage Company
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and the period from inception, July 2, 2006 to December 31, 2008

			July 3, 2006
			(Date of inception)
	Years Ended December 31,		to
	2008	2007	December 31, 2008
Operating activities:
Net loss	$(437,656)	$(188,094)	$(644,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,597	3,478
Stock issued for services	2,400	20,000	32,400
Loss on sale of equipment	5,216	-	5,216
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	8,500	-
(Increase) in prepaid expense	(7,137)	-	(7,137)
Increase (decrease) in accounts payable	37,116	(244)	37,116
(Decrease)Increase in lease payable	(6,000)	6,000	-
(Decrease) in accrued expense	(4,944)	(8,217)	56
Net cash (used in) operating activities	(411,005)	(159,458)	(573,878)

Investing activities:
Purchase of long term assets- net	(450,963)	(2,812)	(454,884)
Investment in option to acquire	(95,000)	-	(95,000)
Advance to/from shareholder	-	(3,636)	-
Net cash (used in) investing activities	(545,963)	(6,448)	(549,884)

Financing activities:
Advances from Shareholder	7,496	-	25,904
Proceeds from sale of equipment	5,026	-	5,026
Proceeds from stock sales	1,168,401	148,500	1,316,901
Net cash provided by financing activities	1,180,923	148,500	1,347,831

Net changes in cash	223,955	(17,406)	224,269

Cash, beginning of period	314	17,720	-

Cash, end of period	$224,269	$314	$224,269

Cash paid during the year for:

Interest	$5,022	$2,982	$10,290
Income Taxes	-	-	-
Non Cash Investing and Financing Activities:
Voluntary conversion of shareholder advance to paid in capital	$25,000	$-	$25,000
Issuance of common stock for services	$2,400	$20,000	$30,000
Common stock issued for equipment	$-	$-	$9,800

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business and organization

Websafety, Inc. fka Blindspot Alert, Inc. fka Promotions on Wheels Holdings, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on July 3, 2006.  The Company from inception through June 2008 had been in the business of offering live promotions and marketing events.

 In June 2008 a majority ownership change was made and the business emphasis was shifted to the marketing and sales through the internet of software and services that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography. The Company operates under a world-wide licensing agreement that allows for selective exclusivity within certain markets and expects to begin full scale operations in 2009.

On June 20, 2008, The Company issued 13,200,000 shares of its common stock to Texas Atlantic Capital Partners, LLC, (“Texas Atlantic”).  The issuance of these shares represented approximately 62% of the then outstanding stock. The issuance resulted in a change of control and meets the definition of a business combination under paragraph 9, of Statement of Financial Accounting Standards No 141, Business Combinations (FAS 141).  Concurrent with the issuance of the shares to Texas Atlantic, the shareholders elected to cancel certain shares in order to effect the desired post change in control ownership ratio.

The business combination will be accounted for under the purchase method of accounting followed by a recapitalization of the company. The issuance of the 13,200,000 shares and the cancellation of the 35,500,000 shares of common stock will be retroactively presented in the statement of stockholders equity as if the  transaction with Texas Atlantic had occurred as of the earliest period presented. See Note 6.

Development Stage Company

The Company is considered to be in the development stage as defined in FASB ASC 915(Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”). The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to bringing its product to the market and to raising capital.

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

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
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

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC 740(Prior authoritative literature: SFAS No. 109), which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Through December 31, 2008, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2008, the Company had approximately $644,800 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2025. T he utilization of these losses for tax purposes will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Federal statutory income tax rate	34.0%	34.0%
State tax net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

Net loss per common share

The Company computes net loss per share in accordance with FASB ASC 260-10(Prior authoritative literature: SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98).  Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
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

Fair value of financial instruments

The FASB ASC 320-12-65(Prior authoritative literature: SFAS No 107, “Disclosures about Fair Value of Financial Instruments”), requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

 Web Site Development Costs

The Company has incurred web site development costs as part of web site application and infrastructure development activities.  Specific activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc.  All of these development costs were capitalized as of December 31, 2008 in accordance with EITF 00-2, “Accounting for Web Site Development Costs.” The total capitalized web site development costs were $150,963 at December 31, 2008.

Stock Based Compensation

We follow the provisions of FASB ASC 718(Prior authoritative literature: SFAS No. 123R, “Share-Based Payment”). FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award. We account for non-employee share-based awards in accordance with FASB ASC 505-50(Prior authoritative literature: EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquisition, or in Conjunction with Selling Goods or Services”).

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

The option expires on April 1, 2009 but requires periodic payments as outlined below to maintain the option.

Option Maintenance Payment Dates	Option Payment Amounts
January 1, 2009	$50,000
February 1, 2009	$50,000
March 1, 2009	$50,000
April 1, 2009	$25,000

Websafety Inc. fka Blindspot Alert, Inc. can exercise the option any time during the option period or let the option lapse by not making a required payment. Through December 31, 2008 the Company had made option payments totaling $95,000.

A principal of Auburg Adams LLC is a minority shareholder in Websafety, Inc. fka Blindspot Alert, Inc.

Note 6.  Ownership change

On June 20, 2008, The Company issued 13,200,000 shares of its common stock to Texas Atlantic Capital Partners. The issuance of these shares represented approximately 62% of the then outstanding stock. The issuance resulted in a change of control and meets the definition of a business combination under paragraph 9, of Statement of Financial Accounting Standards No 141, Business Combinations (FAS 141).

In accordance with FAS 141, the business combination was accounted for under the purchase method of accounting. Under the purchase method of accounting, the cost of the acquired entity shall be allocated to the assets acquired and the liabilities assumed based on their relative fair values at the date of the acquisition.

The Company has measured the fair values at the date of the business and concluded that the fair values approximated their book values. The Company has also analyzed the assets acquired to determine if any intangible assets were acquired that meet the criteria for separate valuation under FAS 141 and concluded that no such intangible existed. After allocating the cost of the assets acquired and the liabilities assumed based on their relative fair values, the company concluded that their fair values approximated their book values and accordingly no goodwill was recorded.

The business combination was accounted for under the purchase method of accounting followed by a recapitalization of the company. The issuance of the 13,200,000 shares and the cancellation of the 35,500,000 shares of common stock was retroactively presented in the statement of stockholders equity as if the  transaction with  Texas Atlantic had occurred as of the earliest period presented.

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

Note 7.  Stock Issuances

During 2008 we had the following common and preferred stock issuances.

Common Stock- All issuances were made at $0.001
Date	For Cash or Services	Number of Shares	Value
May 2008	Cash	2,525,000	$2,525
June 2008	Cash	1,175,000	1,175
July 2008	Services	2,400,000	2,400
July 2008	Cash	100,000	100
September 2008	Cash	1,200,000	1,200
December 2008	Cash	200,000	200
Total Common Issuances		7,600,000	$7,600

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Preferred Stock- All issuances were for cash at $0.30 per share
Date	Number of Shares	Value
June 2008	2,083,336	$625,000
July 2008	666,667	200,000
November 2008	416,666	125,000
December 2008	666,666	200,000
Total Preferred Issuances	3,833,335	$1,150,000

Note 8.  Related Party Transactions

In the aggregate, during 2008, the Company paid to related parties $241,225 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing	Accounting
Texas Atlantic Capital Partners LLC	$58,500
Rowland W. Day II		$63,632
Robertson Schwartz Agency			$89,093
Robert J. Salluzzo				$30,000

Texas Atlantic Capital Partners LLC and Rowland W. Day II are affiliates in that Texas Atlantic is a majority and more than 10% shareholder in the Company, Mr. Day is its CEO and Rusty Schwartz, a principal in Robertson Schwartz Agency is President and a member of Websafety, Inc. fka Blindspot Alert’s Board of Directors. Robert J. Salluzzo is a stockholder.

The services that were provided are explained below.

Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal- Rowland Day is the Company’s SEC attorney and is responsible for all quarterly and annual filings as well as any other filings required as a result of the actions of the Company. In addition Mr. Day initiated and provided oversight to the process that resulted in the name change to Blindspot Alert, Inc. and Websafety, Inc.

Marketing- Marketing fees paid relate to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

Accounting-Accounting fees paid relates to the review of financial records and preparation of all financial reporting to the SEC including, audits and preparation of tax returns.

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

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 11. Facilities

The Company’s corporate headquarters are presently located at no cost to the Company in the law offices of its Chief Executive Officer.

Note 12. Recent Pronouncements

On November 5, 2007, the SEC issued FASB ASC 815-10-S99-1(Prior authoritative literature: SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings). ASC 815-10-S99-1 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the ASC 815-10-S99-1 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. ASC 815-10-S99-1, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  ASC 815-10-S99-1 is effective in fiscal quarters beginning after December 15, 2007.  The adoption of ASC 815-10-S99-1 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805(Prior authoritative literature: SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of ASC 805 will have a material effect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under ASC 815(Prior authoritative literature: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of ASC 815-10 will have a material impact on our financial statements.

In April 2008, the FASB issued ASC 350-30(Prior authoritative literature: FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350(Prior authoritative literature: SFAS No. 142, “Goodwill and Other Intangible Assets”) and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of ASC 350-30 will have a material impact on our financial statements.

In May 2008, the FASB issued ASC 470(Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion). ASC 470 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of ASC 470 will have a material effect on our results of operations or financial position.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature: FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of ASC 815-10, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. ASC 944 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

Note 13. Subsequent Events

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

WQN Websafety Asset Purchase

On July 2, 2009, The Company entered into an agreement with WQN, Inc. to acquire the software technology, known as “Websafety”. The acquisition was an arms-length purchase with an unrelated party.  The closing of the asset acquisition was contingent upon WQN, delivering the technology as well as satisfying certain other conditions pursuant to the agreement. WQN shall deliver to the Company a fully executed Asset Purchase Agreement, a fully executed Bill of Sale, fully executed third party consents and/or approvals, and Title to and possession of the purchased assets. The acquisition was limited to the intellectual property surrounding this asset. On September 14, 2009, all conditions of the acquisition were satisfied and accordingly, the Company paid the consideration of 27,000,000 shares of its common stock and gained all rights of ownership to the Websafety software technology. The acquisition will be recorded as a purchase of an asset in the financial statements as of September 30, 2009n Concurrent  with the asset purchase from WQN which was effective on September 14, 2009, the Company appointed a stockholder of WQN as the Chairman of the Board. In connection with the appointment the Company entered into an employment agreement whereby the appointee is to receive a salary upon the achievement of a certain level of revenue. Additionally, he is to receive 1,500,000 shares of the Company’s company with 100,000 being vested upon the effective date of the agreement, and the remaining 1,400,000 being vested with the achievement of certain levels of revenue. The term of the agreement ends December 31, 2010.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

The Company also entered into employment agreements with the Chief Operating Officer and its Chief Technology Officer, effective on September 14, 2009. The agreements grant the employees the right to receive salaries as well as being granted 100,000 stock options each having a 5 year term in which the options vest at the end of each 12 month period.

On September 10, 2009 the Board of Directors, resolved to issue 478,000 shares of its common stock to non-employee consultants. Additionally, the Board of Directors granted 100,000 stock options to the Chief Financial Officer.  The term of the options are for a 5 year period in which the options vest at the end of each 12 month period.

As a result of  September 14, 2009 Websafety asset purchase, the Company anticipates writing-off in the third quarter of 2009 the $300,000 software licensing asset listed in “Note 4 Property and Equipment”.

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In late October 2009, the Company and Mr. Jolley agreed to go to arbitration which the Company believes should occur by the end of the First Quarter of 2010.

Management evaluated subsequent events through November 20, 2009, the date the financial statements were issued.

Note 14 Restatement

The financial statements for the years ended December 31, 2008 and in the cancellation of 35,500,000 shares of common stock which has been retroactively presented in the statement of stockholders equity.  It has been recorded as if the transaction with Texas Atlantic had occurred as of the earliest period presented which is July 3, 2006 (date of inception) after giving effect to the 13,200,000 shares that were issued to Texas Atlantic in conjunction with the business combination..

In addition, interest expense for the year ended December 31, 2008 was increased to $5,022 from $22 via a reclassification from general and administrative expenses.  Also, the date of inception numbers had been previously reported in error through December 31, 2007.  The statement of operations and the statement of cash flows have been updated to include the amounts from inception through December 31, 2008.

The financial statements for the periods ended December 31, 2008 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction".

The footnotes to the financial statements have been revised to include the disclosure of material events occurring subsequent the financial statements.

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

Management has assessed our internal control over financial reporting as of December 31, 2008.  The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management determined internal control over financial reporting was not effective as of December 31, 2008. We failed to properly disclose and record the recapitalization of Texas Atlantic.

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

Rowland W. Day II, 53 years of age, Chief Executive Officer and Director.

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

Denton Jones, 56 years of age, Director.

Mr. Jones has been a private investor for 30 years.  He is the manager of Texas Atlantic Partners, LLC, the holder of 14,200,000 shares of common stock.  Mr. Jones is a director of WQN, Inc.

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

Independent Registered Public Accounting Firm

On August 7, 2009 the Board of Directors of Exclusive Apparel dismissed Moore & Associates, Chartered, Certified Public Accountants.  On September 22, 2009, we engaged the services of Rotenberg & Co., LLP as its independent auditor.  On October 1, 2009 Rotenberg and Company LLP merged with another CPA firm, EFP Group, to form a new firm.  All of the partners and employees of Rotenberg and Company LLP and EFP Group joined the new firm, EFP Rotenberg LLP.  EFP Rotenberg LLP succeeds Rotenberg and Company LLP as the independent registered public accounting firm for Exclusive Apparel, Inc. At no time have there been any disagreements with any accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates, Chartered and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http:www.pcaobus.org.

As a result of the above action, we may not include the audit reports or consents of Moore & Associates, Chartered in any filings. Therefore, we engaged our current auditor to conduct at audit since inception through December 31, 2008.

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

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of April 6, 2009:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Owner[1]	Percent of class
Common Stock	Denton Jones[2]	14,200,000	51.7%
Common Stock	Rusty Robertson[3]	2,400,000	8.8%
Common Stock	Rowland W. Day II4	1,200,000	4.4%
Common Stock	Robert J. Salluzzo	150,000	.5%
Common Stock	All directors and executive officers as a group (4 persons)	17,750,000	65.5%

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

2  Includes 14,200,000 shares owned by Texas Atlantic Capital Partners.  Mr. Jones is the Managing Member of Texas Atlantic Capital Partners.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during 2008, the Company paid to related parties $241,225 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing	Accounting
Texas Atlantic Capital Partners LLC	$58,500
Rowland W. Day II		$63,632
Robertson Schwartz Agency			$89,093
Robert J. Salluzzo				$30,000

Denton Jones, a director of the Company is the manager of Texas Atlantic Capital Partners LLC , Rowland W. Day II is our CEO and a director and Rusty Schwartz, a director is a principal in Robertson Schwartz Agency. Robert J. Salluzzo is a stockholder.

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

Accounting-Accounting fees paid relates to the review of financial records and preparation of all financial reporting to the SEC including, audits and preparation of tax returns.

Director Independence

It is our position that our three directors are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Moore & Associates the company’s prior accountant.

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

WEBSAFETY, INC. FKA BLINDSPOT ALERT, INC.
FKA PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: November 23, 2009	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	November 23, 2009
Rowland W. Day II

/s/ John R. Williams, Jr.	Chief Financial Officer	November 23, 2009
John Williams

/s/ Denton Jones	Director	November 23, 2009
Denton Jones

/s/ Rusty Robertson	President and Director	November 23, 2009
Rusty Robertson