Form 10-Q
period 2009-09-30
WebSafety, Inc.
filed 2009-11-23
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2009:

Class	Outstanding shares as of November 15, 2009
Common Stock, $0.001 par value	54,895,714

INDEX	Page

PART 1-FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	F-1

Statements of Operations (unaudited) for the three and Nine Months ended September 30, 2009 and September 30, 2008 and the period from inception (July 3, 2006) to September 30, 2009.	F-2

Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2009 and September 30, 2008 and the period from inception (July 3, 2006) to September 30, 2009	F-3

Statement of Stockholders Equity (Deficit) from inception (July 3, 2006) to September 30, 2009	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures about Market Risk	6

Item 4. Control and Procedures	6

PART 11-OTHER INFORMATION	7

Item 1. Legal Proceedings	7

Item 1A. Risk Factors	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 6. Exhibits	9

SIGNATURES	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

WEBSAFETY, Inc.
Formerly Known as BlindSpot Alert, Inc.
A Development Stage Company
CONDENSED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$120,346	$224,269
Accounts receivable	4,625	-
Prepaid expense	-	7,137
Total current assets	124,971	231,406

Property and Equipment
Computer equipment and computer software	11,125	-
Software license and website development	273,778	450,963
Total property and equipment	284,903	450,963

Other Assets
Deposits	2,297	-
Investment in WebSafety Technology	2,700,000	-
Option to acquire	-	95,000
Total other assets	2,702,297	95,000

	$3,112,171	$777,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$-	$1,104
Accounts payable	75,754	37,116
Accrued expense	13,874	57
Deferred revenue	41,371	-
Liability to issue shares	190,000	-
Total current liabilities	320,999	38,277

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 4,230,002 and 3,833,335 shares issued and
outstanding respectively	4,230	3,832

Common stock; $.001 par value, 300,000,000 shares
authorized, 54,352,857 and 22,300,000 shares issued and
outstanding, respectively	54,353	22,300

Subscription receivable	-	(200)

Additional paid in capital	4,616,100	1,357,968
Deficit accumulated during development stage	(1,883,511)	(644,808)
Total stockholders' equity	2,791,172	739,092

	$3,112,171	$777,369

The accompanying notes are an integral part of these financial statements.

WebSafety, Inc.
Formerly Known as BlindSpot Alert, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2009, 2008 and the period from inception July 3, 2006 to September 30, 2009

					July 3, 2006
	Unaudited		Unaudited		(Date of inception)
	For The Three Months Ended Sept 30		For The Nine Months Ended Sept 30		to
	2009	2008	2009	2008	9/30/2009

Revenue	$4,788	$-	$4,788	$-	$236,324

Operating expenses:
Cost of Operations	-	-	-	5,757	127,977
General and administrative expenses	364,271	128,431	693,820	204,968	1,434,200
Impairment loss	300,000		300,000		300,000
Stock Compensation Expense	4,083	-	4,083	-	4,083
Depreciation and amortization expense	588	-	588	-	4,066
Total operating expenses	668,942	128,431	998,491	210,725	1,870,326

(Loss) from operations	(664,154)	(128,431)	(993,703)	(210,725)	(1,634,002)

Other income (expense):
Interest income	-	-	-	-	109
Loss on option acquire	-	-	(245,000)	-	(245,000)
Loss on sale of equipment	-	(1,305)	-	(5,216)	(5,216)
Other income	-	-	-	6,000	6,000
Interest expense	-	-	-	(21)	(5,402)
Total other income (expense)	-	(1,305)	(245,000)	763	(249,509)

(Loss) before provision for income taxes	(664,154)	(129,736)	(1,238,703)	(209,962)	(1,883,511)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(664,154)	$(129,736)	$(1,238,703)	$(209,962)	$(1,883,511)

Basic and diluted loss per share	(0.022)	(0.006)	(0.050)	(0.007)	(0.073)

Basic and diluted weighted average
common shares outstanding	30,065,714	20,753,261	24,917,017	30,779,487	25,684,341

The accompanying notes are an integral part of these financial statements.

Websafety, Inc.
Formerly Known as BlindSpot Alert, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months  Ended September 30, 2009, 2008 and the period from inception, July 3, 2006 to September 30, 2009

			July 3, 2006
	Unaudited		(Date of inception)
	Nine Months Ended September 30,		to
	2009	2008	September 30, 2009
Operating activities:
Net loss	$(1,238,703)	$(209,962)	$(1,883,511)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation expense	588	-	4,066
Stock Compensation Expense	4,083		4,083
Stock issued for services	32,500	2,400	34,900
Impairment charge for WQN License	300,000	-	300,000
Loss on option expiration	245,000	-	245,000
Loss on sale of equipment	-	5,216	5,216
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(4,625)	-	(4,625)
Decrease in prepaid expense	7,137	-	-
Decrease in subscriptions receivable	200	-	200
Decrease in advance to shareholder	-	1,593	-
Increase in Deposit	(2,297)	-	(2,297)
Increase(decrease) in advance from shareholder	(1,104)	-	-
Increase in accounts payable	38,636	16,485	75,753
Decrease in short-term borrowing	-	3,009	-
(Decrease) in lease payable	-	-	-
Increase in Deferred revenue	41,372	-	41,372
Increase in accrued expense	13,818	(6,904)	13,874
Net cash (used in) operating activities	(563,395)	(188,163)	(1,165,969)

Investing activities:
Purchase of long term assets- net	(134,528)	(363,811)	(689,185)
Increase(decrease) investment in option to acquire	(150,000)	-	(150,000)

Net cash (used in) investing activities	(284,528)	(363,811)	(839,185)

Financing activities:
Proceeds from borrowing	-	-	20,000
Proceeds from sale of equipment	-	5,026	5,026
Proceeds from cancellation of advance from shareholder	-	-	25,000
Proceeds from stock sales	744,000	839,600	2,075,474
Net cash provided by financing activities	744,000	844,626	2,125,500

Net changes in cash	(103,923)	292,652	120,346

Cash, beginning of period	224,269	314	-

Cash, end of period	$120,346	$292,966	$120,346

Interest paid	90	5,022	10,380
Tax paid	-	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$32,500	$2,400	$34,900
Common stock issued for equipment	$-	$-	$9,800
Common stock issued for software/technology	$2,700,000	$-	$2,700,000

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
A Development Stage Company
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from July 3, 2006 (inception) through September 30, 2009

							Accumulated
							(Deficit)
						Additional	during	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Equity (Deficit)
Balance at July 3, 2006
(Date of Inception)	-	-	-	-		-	-	-

Shares issued in connection with the recapitalization	-	-	14,700,000	$14,700		$173,600	$-	$188,300

Net loss for the period ended December 31, 2006	-	-	-	-		-	(19,057)	(19,057)

Balances December 31, 2006	-	-	14,700,000	14,700		173,600	(19,057)	169,243

Net loss for the period ended December 31, 2007	-	-	-	-		-	(188,094)	(188,094)

Balances December 31, 2007	-	-	14,700,000	14,700		173,600	(207,151)	(18,851)

Issuance of preferred stock for cash
June 20, 2008 six issuances at $0.30	2,083,336	2,083				622,917		625,000
July 2, 2008 one issuance at $0.30	666,667	667				199,333		200,000
November 6, 2008 one issuance at $0.30	333,333	333				99,667		100,000
November 13, 2008 one issuance at $0.30	83,333	83				24,917		25,000
December 17, 2008 two issuances at $0.30	666,666	666				199,334		200,000

Issuance of common stock for cash						-		-
May 1, 2008 six issuances at $0.001			2,525,000	2,525		-		2,525
June 30, 2008 two issuances at $0.001			1,175,000	1,175		-		1,175
Acquisition of Cash in Connection with Recapitalization						13,200		13,200
July 11, 2008 one issuance at $0.001 for services			2,400,000	2,400				2,400
July 15, 2008 one issuance at $0.001			100,000	100		-		100
September 18, 2008 two issuances at $0.001			1,200,000	1,200		-		1,200
December 5, 2008 one issuance at $0.001			200,000	200	(200)	-		-
Voluntary conversion of shareholder advance to paid in capital						25,000		25,000

Net loss for the period ended December 31, 2008							(437,657)	(437,657)

Balances December 31, 2008	3,833,335	$3,832	22,300,000	$22,300	$(200)	$1,357,968	$(644,808)	$739,092

Subscription receivable paid					200			200

Net loss for the period ended March 31, 2009							(417,785)	(417,785)

Balances March 31, 2009	3,833,335	$3,832	22,300,000	$22,300	$-	$1,357,968	$(1,062,593)	$321,507

Subscription receivable paid					-			-
Issuance of preferred stock for cash
May 8, 2009 one issuance at $0.30	133,334	134				39,866		40,000
May 11, 2009 one issuance at $0.30	56,667	57				16,943		17,000
June 4, 2009 four issuances at $0.30	40,000	40				11,960		12,000
								-

Net loss for the period ended June 30, 2009							(156,764)	(156,764)

Balances June 30, 2009	4,063,336	$4,063	22,300,000	$22,300	$-	$1,426,737	$(1,219,357)	$233,743

					-			-
Issuance of preferred stock for cash
September 14, 2009 one issuance at $0.30	166,666	167				49,833		50,000

Issuance of common stock for services
July 9, 2009 one issuance at $0.01			1,800,000	$1,800		16,200		18,000
July 9, 2009 one issuance at $0.01			1,000,000	$1,000		9,000		10,000
September 14, 2009 one issuance at $0.001			1,000,000	$1,000		-		1,000
September 14, 2009 one issuance at $0.10			27,000,000	$27,000		2,673,000		2,700,000
September 14, 2009 one issuance at $0.35			10,000	$10		3,490		3,500

Issuance of common stock for cash
August 31, 2009 one issuance at $0.35			1,000,000	$1,000		349,000		350,000
September 14, 2009 one issuance at $0.35			100,000	$100		34,900		35,000
September 14, 2009 one issuance at $0.35			142,857	$143		49,857		50,000
Stock Compensation Expense						4,083		4,083

Net loss for the period ended September 30, 2009							(664,154)	(664,154)

Balances September 30, 2009	4,230,002	$4,230	54,352,857	$54,353	$-	$4,616,100	$(1,883,511)	$2,791,172

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the three months ended and the nine months ended September 30, 2009 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

In connection with preparation of the condensed financial statements and in accordance with the recently issued FASB ASC 855-10 (Prior authoritative literature: FASB Statement No. 165, “Subsequent Events”), management has evaluated subsequent events through November 14, 2009 (the financial statement issue date).

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $1,883,511 from the period of July 3, 2006 (Inception) through September 30, 2009 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2009 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company’s financial statements will change as new events occur; more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Earnings per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be to be the same, as the impact of potential common shares is anti-dilutive. September 30, 2009, there were 700,000 stock options issued and outstanding that could dilute future earnings.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

Stock-Based Compensation:  In December 2004, FASB issued FASB ASC 718 (Previously SFAS No. 123R, Share-Based Payment.)   FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718  focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718  requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123R.

 Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable, common stock and preferred stock. At September 30, 2009 and December 31, 2008, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

The Company measures the fair value of its financial instruments using the procedures set forth below for all assets and liabilities measured at fair value that were previously carried at fair value pursuant to other accounting guidelines.

Under FASB ASC 820(Prior authoritative literature: SFAS No. 157, “Fair Value Measurements”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

FASB ASC 820 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

Level 1 — Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Uses inputs, other than Level 1, that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Instruments in this category include non-exchange-traded derivatives, including interest rate swaps.

Level 3 — Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
It Measured at fair value at date of purchase:
Investment in WebSafety Technology	$2,700,000	$-	$-	$-	$-	$-

Note 3. Property and Equipment

Property and equipment consist of the following at September 30, 2009:

Computer Equipment	$11,125
Web Site Development	273,778
Total	$284,903

In July of 2009 we expensed the  $300,000 license fee paid to WQN in June 30, 2008 to license the WebSafety Technology.  The license would have entitled WebSafety, Inc to receive license revenue from WQN, Inc for potential sales of WebSafety Technolgy by WQN, Inc.  On July 2, 2009 the Company closed on an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as The WebSafety Technology and Software for 27,000,000 shares of our common stock.  The Company no longer has any future royalty revenues due from WQN under the June 30, 2008 license agreement.  Currently, all revenue (less commissions paid to direct sales agents) from the sale of WebSafety software is the property of WebSafety, Inc.  Consequently, we recorded a $300,000 license fee write-off in operating expenses as an impairment charge for the period ended September 30, 2009 in accordance with FASB ASC 360-10 (Prior authoritative literature: FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets).

The Company has incurred website development costs as part of web site application and infrastructure development activities. Specifically, activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc.   All of these development costs were capitalized in accordance with FASB ASC 350-50 (Prior authoritative literature: FASB EITF 00-2, “Accounting for Web Site Development Costs”) (see Exhibit 00-2A section a to f within Website Application and Infrastructure Development Stage).

The intended write-off does not include web site development costs of $273,778. The Company plans to utilize the web site to launch the WebSafety software products and expects to generate revenues in the future. The purchase of WebSafety assets from WQN, Inc. did not change the recoverability of the carrying amount of the capitalized website development cost and therefore is not considered impaired in accordance with FASB ASC 360-10 (Prior authoritative literature: FASB Statement No. 144, paragraph 8).  The website development costs will be amortized over its useful life once the WebSafety software products are put in use in accordance with FASB ASC 350-30-50 (Prior authoritative literature: FASB Statement No. 142, “Goodwill and Other Intangible Assets”).

Note 4. Option to acquire and expiration

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
September 30, 2009

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

Note 5. Ownership change

On June 20, 2008, The Company issued 13,200,000 shares of its common stock to Texas Atlantic Capital Partners, LLC. (“Texas Atlantic”). The issuance of these shares represented approximately 62% of the then outstanding stock. The issuance resulted in a change of control and meets the definition of a business combination under paragraph 9, of Statement of Financial Accounting Standards No 141, Business Combinations (FAS 141).  Concurrent with the issuance of the shares to Texas Atlantic, the shareholders elected to cancel certain shares in order to effect the desired post change in control ownership ratio.

The business combination was accounted for under the purchase method of accounting followed by a recapitalization of the company. The issuance of the 13,200,000 shares and the cancellation of the 35,500,000 shares of common stock will be retroactively presented in the statement of stockholders equity as if the  transaction with Texas Atlantic had occurred as of the earliest period presented.

Note 6. Stock Issuances

During the Nine-Month period ended September 30, 2009 we had the following preferred stock issuances.

Preferred Stock-All issuance were for cash at $.30 per share
Date	Number of Shares	Value
May 2009	190,001	$57,000
June 2009	40,000	$12,000
September 2009	166,666	$50,000
Total Preferred Issuances	396,667	$119,000

In addition to the preferred stock issued above, during the Nine-Month period ended September 30, 2009 we also recorded $190,000 of common stock cash receipts that at September 30, 2009 had not been issued.  These receipts are recorded as a current liability at September 30, 2009 and will be issued in the fourth quarter of 2009.  Also, in the Nine-Month period ended September 30, 2009 we committed to issue $28,000 (2,800,000 shares) of common stock for services.  These shares were issued on July 9, 2009.

Note 7. Related party transactions

In the aggregate, during the Nine Month period ended September 30, 2009, the Company paid to related parties $284,472 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing	Accounting

Texas Atlantic Capital Partners LLC	$65,000
Rowland W. Day II	$18,000	$151,223
Robertson Schwartz Agency			$30,000
Robert J Salluzzo				$15,000
John Williams				$5,249

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

Texas Atlantic Capital Partners LLC (Texas Atlantic) and Rowland W. Day II and Rusty Robertson are affiliates in that Texas Atlantic is a more than 10% shareholder in the Company, Mr. Day is our CEO and a director; and Rusty Robertson is a director and a principal in Robertson Schwartz Agency.  Robert J Salluzzo is a shareholder in the Company and the former CFO.  John Williams is the contract Treasurer and CFO of the Company and is the Chief Accounting Officer of WQN, Inc.
The services that were provided are outlined below.

Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal- Rowland Day is the Company’s legal counsel. The amount listed in the above table for Legal Services includes $28,786 for expense reimbursement.

Marketing- Marketing fees paid relate to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

Accounting- Accounting fees paid relates to the review of financial records and preparation of all financial reporting to SEC including audits and preparation of tax returns.

On July 2, 2009 the Company entered into an asset purchase agreement with WQN, Inc. E. Denton Jones, who is also a director of the Company, beneficially owns 335,000 shares of common stock in WQN, Inc. Also, in connection with the transactions contemplated by the Purchase Agreement, B. Michael Adler entered into an employment agreement with the Company to serve as the Company’s Chairman of the Board of Directors. Mr. Adler still serves as the Chief Executive Officer of WQN, Inc. In addition the Company appointed David W. Sasnett, a director of WQN, Inc, as a director; and hired John Williams, Chief Financial Officer of the WQN, Inc., as the contract Treasurer and Chief Financial Officer. Neither Mr. Sasnett nor Mr. Williams has resigned from their positions with WQN, Inc.

Concurrent  with the asset purchase from WQN which was effective on September 14, 2009, the Company appointed a stockholder of WQN as the Chairman of the Board. In connection with the appointment the Company entered into an employment agreement whereby the appointee is to receive a salary upon the achievement of a certain level of revenue. Additionally, he is to receive 1,500,000 shares of the Company’s with 100,000 being vested upon the effective date of the agreement, and the remaining 1,400,000 being vested with the achievement of certain levels of revenue. The term of the agreement ends December 31, 2010.

Note 8. Facilities

The Company’s corporate headquarters are presently located in Newport Beach, California and the Company has opened an office in Dallas, Texas.

Note 9. WebSafety Asset Purchase

On July 2, 2009, The Company entered into an agreement with WQN, Inc. to acquire the software technology, known as “WebSafety”. Pursuant to the terms of the Purchase Agreement, the Company acquired all of WQN, Inc’s rights, title and interest in the Assets.  The acquisition was an arms-length purchase with an unrelated party.  The closing of the asset acquisition was contingent upon WQN, delivering the technology as well as satisfying certain other conditions pursuant to the agreement. WQN shall deliver to the Company a fully executed Asset Purchase Agreement, a fully executed Bill of Sale, fully executed third party consents and/or approvals, and Title to and possession of the purchased assets. The acquisition was limited to the intellectual property surrounding this asset. On September 14, 2009, all conditions of the acquisition were satisfied and accordingly, the Company paid the consideration of 27,000,000 shares of its common stock and gained all rights of ownership to the WebSafety software technology. The acquisition was recorded as a purchase of an asset in the financial statements as of September 30, 2009.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

The Company also entered into employment agreements with the Chief Operating Officer and its Chief Technology Officer, effective on September 14, 2009. The agreements grant the employees the right to receive salaries as well as being granted 600,000 stock options each having a 5-year term in which the options vest at the end of each 12 month period.

On September 10, 2009 the Board of Directors, resolved to issue 478,000 shares of its common stock to non-employee consultants. Additionally, the Board of Directors granted 100,000 stock options to the Chief Financial Officer . The term of the options are for a 5 year period in which the options vest at the end of each 12 month period.

Note 10. Sales and Marketing Program

Management has developed direct selling multi-level-marketing channels for the sales of the WebSafety PC and Cellular products. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

Note 11. Revenue Recognition

In August of 2009 the Company began recognizing revenue from the sales of WebSafety products.  WebSafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations.  Customers purchase annual subscriber memberships to the WebSafety service.  Customers may request a full refund (within 30 days from the date of purchase) for the service if they are not satisfied.  Since revenue is earned over a 12-month period, the company recognizes 1/12 of sales in the month of sale.  The remaining 11/12 of revenue is deferred and recognized equally over an 11-month period.

Note 12. Newly issued pronouncements

In June 2009, the FASB issued FASB ASC 105-10 (Prior authoritative literature: Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the impact of FASB ASC 105-10 to have a material effect on its financial statements.

In May 2009, the FASB issued FASB ASC 855-10 (Prior authoritative literature: Statement No. 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 will be effective in the second quarter of fiscal 2009. The adoption of FASB ASC 855-10 did not have a material effect on our financial position, cash flows, or results of operations.

Note 13.  Off-balance sheet arrangements

At September 30, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Note 14.   Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In late October 2009, the Company and Mr. Jolley agreed to go to arbitration which the Company believes should occur by the end of the First Quarter of 2010.

Note 15-Stock Based Compensation

In November , the Board of Directors and Shareholders adopted the 2008 Stock Option Plan providing for the issuance of up to 10,000,000 shares to Company officers, directors, employees and to independent contractors who provide services to the Company.

Options granted under the 2008 Stock Option Plan vest as determined by the Board of Directors set up to act as a compensation committee of the Board of Directors and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, 90 days subsequent to the date of termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes  stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. The Company recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock shall be determined by the Board of Directors or compensation committee (when one is established), provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2009 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of Optex Systems Holdings stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $10,000,000 first becoming exercisable in one calendar year.

In September  2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to an officers of the Company which  vest as follows: 20% at the conclusion of each 12 month period from the 5-year term.  These options carry a grant expiration date of 5 years after issuance.  As of September 30, 2009 11,669 of the stock options had vested.

For the three months and nine months ended September 30, 2009, the Company recorded compensation costs for options and shares granted under the plan amounting to $4,083.  There were no stock options or shares granted or outstanding prior to September 30, 2008, therefore no compensation expense was recorded in 2008.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Merton option pricing model.  The fair value of the underlying shares was determined based on the closing price of the Company’s publicly-traded shares as of date of the grant.   Further, the expected volatility was calculated using the historical volatility of a Company’s stock.

 The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for options granted:

Nine months Ended
September 30, 2009

Expected dividend yield	0%
Expected stock price volatility	330%
Risk-free interest rate (1)	2.37%

The Company has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 9/30/09	Date	Date

9/10/09	100,000	$0.35	100,000	9/10/2014	9/102010
9/14/09	100,000	0.10	100,000	9/14/2014	9/14/2010
9/14/09	500,000	0.10	500,000	9/14/2014	9/14/2010

Total			700,000

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September, 2008	-	$-	-	-
Granted – 2009	700,000	$0.21	5.00	$150,000
Forfeited – 2009	-	$-	-	-
Exercised – 2009	-	$-	-	-
Outstanding as of September 30, 2009	700,000	$0.21	5.00	$150,000

Exercisable as of September 30,2009	0	$-	-	$-

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 was $034. The total intrinsic value of options exercised during the nine months September 30, 2009 was $ 0.0

The following table summarizes the status of The Company aggregate non-vested shares granted under the 2008 Stock Option Plan.

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 30, 2009	-	$
Non-vested granted — nine months ended September 30, 2009	700,000		$0.354
Vested — nine months ended September 30, 2009	-		$0.00
Forfeited — nine months ended September 30, 2009	-	$
Non-vested as of September 30, 2009	700,000		$0.35

As of September 30, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $695,917.  These costs are expected to be recognized on a straight line basis from September 10, 2009 through September 14, 2014. The total fair value of options and shares vested during the year period ended September 30, 2009 was $0.0.

Note 16. Subsequent Events

In connection with the preparation of the condensed financial statements and in accordance with the recently issued Financial Accounting Standards Board (“FASB”) ASC 855-10 (Prior authoritative literature: FASB Statement No. 165, “Subsequent Events”, management has evaluated subsequent events through November 20, 2009 (the financial statement issue date).

The Company has no subsequent events following the end of current period, September 30, 2009

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of WebSafety, Inc., and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, and income of WebSafety, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of WebSafety, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development, and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Plan of Operation

WebSafety, Inc., a development stage company, formerly known as BlindSpot Alert, Inc., commenced a corporate redirection in June 2008 with the objective of marketing and selling through the internet a range of software applications and services for computers and cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on children’s computers. The cell phone application would also restrict text messaging while driving and provide location information to parents using GPS technology. In June 2008 we acquired for $300,000 a worldwide non-exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets. We acquired this license from WQN, Inc.

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

On July 2, 2009 the Company closed on an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as The WebSafety Technology and Software for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement Management believes that our products are a timely solution to the dangers that come with the unprecedented access to information and people that the internet and cell phones provide.

From June 2008 through September 30, 2009 we have refined our website and we commenced revenue activity in the third quarter of 2009.  We also intend to market our products and services through relationships developed with “trusted” sources consisting child protection advocacy groups including church, school and civic organizations. We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

Cumulatively through September 30, 2009 we have raised $1,724,600 through the sale of common and preferred stock the proceeds of which are being used to implement WebSafety’s plan of operations. This funding has been utilized in the furtherance of our plan of operations. Future funding is intended to be used in the commercialization process.

Results of Operations

Three month period ended September 30, 2009 compared to September 30, 2008

Revenues were $4,788 during the three months ended September 30, 2009. We did not record any revenues for the three months ended September 30, 2008. For the three months ended September 30, 2009 we sustained a net operating loss of $664,154 compared to a net operating loss of $129,736 for the three months ended September 30, 2008. The $534,418 net operating loss increase was mainly due to higher general and administrative expenses and impairment loss of $300,000. General and administrative expenses totaled $364,271 for the quarter ended September 30, 2009 as compared to $128,431 for the same quarter in 2008 reflecting increased disbursements in 2009 for marketing, legal, professional and other costs relating to the implementation of the operating plan.   Also, $300,000 of the increase in operating expenses was attributable to a one-time impairment charge for a license fee paid to WQN in June 30, 2008 to license the WebSafety Technology.
We intend to become fully operational in late 2009.

Nine Month period ended September 30, 2009 compared to September 30, 2008

Revenues were $4,788 during the nine months ended September 30, 2009. We did not record any revenues for the nine months ended September 30, 2008. For the Nine Months ended September 30, 2009 we sustained a net operating loss of $1,238,703 compared to a net operating loss of $209,962 for the nine months ended September 30, 2008.  The $1,028,741 net operating loss increase was mainly due to higher general and administrative expense, an impairment loss of $300,000 (see Note 5. “Property and Equipment”), along with an “other expense” $250,000 loss on option to acquire (see Note 6 Option to acquire and expiration”).

Operating expenses totaled $994,491 for the nine months ended September 30, 2009 as compared to $210,725 for the same period in 2008.  As noted above, operating expenses included a one-time impairment loss of $300,000 (see Note 5. “Property and Equipment”).  The remaining $487,766 increase in operating expenses was attributable to increased disbursements in 2009 for marketing, legal, professional and other costs relating to the implementation of the operating plan.

We intend to become fully operational in late 2009.

Financial Condition

Cash on hand at September 30, 2009 was $120,346 and working capital (the excess of current assets over current liabilities) was a negative $196,028 compared with $224,269 and $193,130, respectively, at December 31, 2008. The decrease in cash on hand and working capital is primarily attributable to increased disbursements in 2009 for marketing, legal, professional and other costs relating to the implementation of the operating plan.

Other assets increased to $2,702,000 at September 30, 2009 from $95,000 at December 31, 2008.  The increase in other asset was a result of the $2,700,000 purchase of WebSafety Technology less the $95,000 write-of the option to acquire.
Total current liabilities increase to $320,999 at September 30, 2009 from $38,276.  The increase was due to a $190,000 liability to issue share at September 30, 2009 along with increased payables for marketing, legal, professional and other costs relating to the implementation of the operating plan

Stockholders’ equity was $2,791,172 at September 30, 2009 compared to $739,093 at December 31, 2008.  The $2,052,079 increase was due to the issuance of $2,700,000 of common shares to WQN, Inc for the purchase of the WebSafety Technology, plus and additional $586,699 of sales and issuance of common and preferred shares for cash and services, less net operating  losses of $1,238,703 for the nine months ended September 30, 2009.

Liquidity

Through September 30, 2009 the Company had raised $1,724,600 in new equity to support planned operations in 2009 and beyond; additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.  There can be no assurance that we will be able to raise any more additional capital on terms that are beneficial to us.

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

Off-balance sheet arrangements

At September 30, 2009, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

There have been no significant changes in our internal controls over financial reporting during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

RISKS RELATING TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY AND FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING THE BUSINESS

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

THE COMPANY’S RELIANCE ON THE CAPABILITIES OF THE CYBERSAFETY/WEBSAFETY SOFTWARE

The Company is heavily dependent upon the capabilities of the CYBERSAFETY/WEBSAFETY SOFTWARE (see Note 11. “WebSafety Asset Purchase”) and its ability to provide technical and other support of the software.  The failure of the software to accomplish the objectives as represented will hamper if not destroy the Company’s marketing efforts as well as any inability to capably provide technical support for the software.

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

CHALLENGES FROM COMPETITION

Although the Company is unaware of an available product that contains all the characteristics, features and capabilities of the WEBSAFETY software, in the dynamic, ever changing field of technology, many companies of all sizes and capabilities are constantly engaged in software development.  With the notoriety given to child molesters, pedophiles and others causing harm and sometimes death to children, a reasonable assumption is that many companies are currently engaged in software development activities that will possess many of the characteristics and capabilities possessed by WEBSAFETY software.  In the event another company successfully develops and markets a competitive product before the Company can establish a significant presence in its target markets; the Company may never be able to achieve a level of revenue to sustain the Company’s operations

RISKS RELATED TO OUR COMMON STOCK

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

APPROXIMATELY 49% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of November 15, 2009, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 49% of our 54,895,714 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period ending September 30, 2009, the Company sold 785,714 shares of its unregistered common stock to various accredited investors for proceeds of $275,000.  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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