Form 10-Q/A
period 2009-09-30
WebSafety, Inc.
filed 2010-04-08
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Amendment No. 1 to Form 10-Q is a result of the Securities and Exchange Commission comments. We have reissued the financial statements to revise the following:

The Company has  added a disclosure to Note 2 to disclose that the Company  analyzed certain transactions involving the issuance of equity instruments in exchange for services in accordance with the provisions ASC 505-50 (formerly EITF 96-18), to determine whether the equity instrument issued or the services received are the more reliable indicators of the recorded value of the underlying transaction

The above revisions have no effect on total stockholders’ equity, net income, earnings per share or net cash used by operating activities for the quarter ended September 30, 2009.

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

In determining the value of the technology acquired, the Company considered the guidance EITF 96-18. Specifically, the Company analyzed the transaction to determine whether the fair value of the technology acquired or the fair value of the stock given as consideration was the more clearly representative of the fair value.

The Company next reviewed the value of its stock price to determine whether that value would be a more reliable indication of the consideration exchanged in the transaction.

In determining the value of the stock price for the acquisition of the technology, the Company  considered the illiquid nature of the Company’s stock  resulting from the limited trading volume.  The Company concluded that the quoted market price should be discounted  to give effect to the illiquid nature of the stock.  Further, the Company determined that the that value assigned to the technology acquired should not contain the same value as the stock issued for cash due to the material difference between the relative liquidity of the assets being received when comparing the cash asset received at $.35 versus the intangible nature and yet operational value of the technology received. In light of the above considerations, the Company determined that $.10 per share $2,700,000 in total, more accurately reflected the price of the investment and the value of the shares issued.

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

WEBSAFETY, INC.
Date:	April 8, 2010	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer