Form 10-K
period 2009-12-31
WebSafety, Inc.
filed 2010-04-15
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

WEBSAFETY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 W. Royal Lane, Suite 200, Irving, Texas 75063
(Address of Principal Executive Offices)

(214) 716-6909
(Issuer’s telephone number)

Blindspot Alert, Inc.
1 Hampshire Court, Newport Beach, California 92660
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
Yes ☐ No ☒
Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter( during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Large accelerated filer: . ☐       Accelerated filer: ☐      Non-accelerated filer: . ☐     Small reporting company: . ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State issuer's revenues for its most recent fiscal year: $33,472

The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock):  $29,412,089 based on 15,480,047 non-affiliate shares outstanding at $1,90 per share.  No bid price was quoted during the most recently completed fiscal quarter ending September 30, 2010.

As of April 14, 2010, there were 64,380,047 shares of common stock, $0.001 par value, outstanding.

Documents incorporated by reference:

None.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Websafety, Inc. formerly known as (“fka”) Blindspot Alert, Inc. (the “Company”) and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Websafety, Inc. fka Blindspot Alert, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Websafety, Inc. fka Blindspot Alert, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

TABLE OF CONTENTS

		PAGE
PART I
Item 1:	Business	4
Item 1A:	Risk Factors	5
Item 1B:	Unresolved Staff Comments	7
Item 2:	Properties	7
Item 3:	Legal Proceedings	7
Item 4:	Submission of Matters to a Vote of Security Holder	7
PART II
Item 5:	Market for Registrant’s Common Equity. Related Stockholder Matters and Issuer Purchases of Equity	8
Item 6:	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk	11
Item 8:	Financial Statements and Supplementary Data	11
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	12
Item 9A(T)	Controls and Procedures	12
Item 9B	Other Information	13
Part III
Item 10:	Directors, Executive Officers and Corporate Governance	13
Item 11.	Executive Compensation	15
Item 12: Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13:	Certain Relationships and Related Transactions, and Director Independence	15
Item 14:	Principal Accounting Fees and Services	16
Part IV
Item 15:	Exhibits, Financial Statement Schedules	17
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1.  BUSINESS

Business Development

We were incorporated on July 3, 2006 in the State of Nevada under the name Promotions on Wheels Holdings, Inc.  We changed our name to Blindspot Alert, Inc. on December 12, 2008 and to Websafety, Inc. on September 11, 2009.  The Company was originally a developmental stage company with a principal business objective of offering live promotions and marketing events utilizing unique custom built mobile displays.  On July 21, 2008, we discontinued that business.

On June 30, 2008, the Company entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation (“WQN”), which, in consideration for the sum of $300,000 granted the Company the right to market and sell WQN’s Websafety software products.  The License covered software products that had been developed by WQN and granted the Company an exclusive right for a period of 12 months to market and sell the software products through the Home Shopping Network, QVC, Inc., CVS Pharmacy, WalMart, and Walgreens and the non exclusive right to market and sell the software products worldwide.

The License provided for the Company to retain 65% of all revenue received from the sale of CYBERSAFETY software and to pay 35% of all revenue to the Licensor, WQN.  The License Agreement required Licensor to provide Company technical and customer support and required Licensor to provide Company with all future updates of the software.

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as Websafety Technology for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement.

Management believes that our products are a timely solution to many of the dangers that come with the unprecedented access to information and people that is provided by the internet and cell phones provide.

From June 2008 through December 31, 2009 we refined our website and we commenced revenue activity in the fourth quarter of 2009.  We also intend to market our products and services through relationships developed with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations. We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

Business of Issuer

We focus on marketing, selling, and distributing a range of Internet software applications and services for computers and cell phones worldwide. These software applications allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying, and pornography received on children’s computers; and cell phone applications that restrict text messaging while driving and provide location information to parents using GPS technology. We intend to market our software products under the WEBSAFETY/CELLSAFETY brand name and the no texting and driving application under the Blindspot Wireless brand name.

Since our inception on July 3, 2006 through the end of third quarter of 2009, we have generated a minimal amount of revenue and have incurred a cumulative net loss of $2,572,257.  During the fourth quarter of 2009, Management determined that significant revenues have been reached to bring us out of the development stage.  However, we believe that we must raise additional capital of at least $1,440,000 through the sale of equity for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to establish our infrastructure and marketing and sales campaign.  We believe that the recurring revenues from sales of software products eventually will be sufficient to support ongoing operations.  We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern as noted in the independent auditor’s report to the financial statements included in this report.

We currently have a total of ten employees including our Chief Operating Officer.  Our Chief Financial Officer and Chief Executive Officer/Director works for us on a part-time basis.  We also have three other Directors.

ITEM 1A.  RISK FACTORS

The Company was organized during 2006 and is at an early stage of operation and has no substantial revenue.  The Company devotes its full resources toward marketing, selling and distributing the software products.  The Company began receiving revenue from sales of software products during the fourth quarter of 2009.  The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

RISKS RELATING TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY AND FACES SIGNIFICANT RISKS AND CHALLENGES IN BUILDING THE BUSINESS

As a result of the Company’s limited operating history, to achieve profitability, the Company must successfully and timely market and sell its software products. Although the Company has very concrete and specific marketing and sales programs to be implemented, the Company cannot guarantee the success of such programs and alternately, more expensive marketing and sales programs may need to be implemented.  Additionally, although the Company believes that a strong market exists for the software products, the Company has conducted no scientific, reliable market surveys but has only performed its own research and due diligence to ascertain the security concerns of parents and others responsible for the safety of children.  A more scientific analysis could prove that no market exists for the software products that the Company intends to market and sell; or, if the market exists, the Company may not be able to reach the market with the Company’s limited financial resources and marketing budget. There can be no assurance that the Company will be able to successfully generate revenues.  The Company has no significant historical basis to assess how it might respond to competitive, economic, regulatory, or technological challenges.  The Company’s business must be considered in light of the risks and uncertainties frequently encountered by companies in the very early stages of operations, particularly companies that operate in new and rapidly developing industries and marketplaces.  The Company’s failure to adequately address these risks and uncertainties and rapidly respond to adverse developments as they occur could materially impact the Company’s ability to achieve profitability and, if profitability is achieved, to sustain a level of operations that will cause profitability to be sustained.  Although the Company intends to hire numerous people to implement the business of the Company, there is no assurance that the Company will hire the right people or that future changes will not have to be made to find the right people to implement the Company’s business strategy.  There is no assurance that the Company’s business strategy or marketing plans will achieve success.

THE COMPANY’S RELIANCE ON THE CAPABILITIES OF THE SOFTWARE PRODUCTS

The Company is heavily dependent upon the capabilities of the software products. The failure of the software to accomplish the objectives as represented will damper if not destroy the Company’s marketing.

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

CHALLENGES FROM COMPETITION

Although the Company is unaware of an available product that contains all the characteristics, features and capabilities of its software products, in the dynamic, ever changing field of technology, many companies of all sizes and capabilities are constantly engaged in software development.  With the notoriety given to child molesters, pedophiles and others causing harm and sometimes death to children, a reasonable assumption is that many companies are currently engaged in software development activities that will possess many of the characteristics and capabilities possessed by the software.  In the event another company successfully develops and markets a competitive product before the Company can establish a significant presence in its target markets, the Company may never be able to achieve a level of revenue to sustain the Company’s operations.

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

APPROXIMATELY 42% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of April 14, 2010, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 42% of our 64,380,047 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to substantially influence the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

WE NEED ADDITIONAL FINANCING

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

TERRORIST ATTACKS, CONTINUED WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR BUSINESS

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope.  The United States is currently engaged in a war in Iraq and Afghanistan.  These attacks and these wars have caused instability in the marketplace and contributed to a downturn in the global economy.  In the future, there may be armed hostilities, continued wars, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States.  Such disturbances could have a material adverse effect on our business, financial condition and operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On September 29, 2009, we received comments from the SEC on our Form 10-K for the year ended December 31, 2008. We responded to all of the comments on November 20, 2009.  On January 21, 2010, we received follow-up comments from the SEC regarding our Form 10-K for the year ended December 31, 2008.  We responded to the SEC’s latest comments on April 8, 2010.

ITEM 2.  DESCRIPTION OF PROPERTY

As of March 22, 2010, we entered into a five year lease agreement for 5,502 square feet of corporate office space located in Irving, Texas.  The total lease payment will be $472,255 over the five year period beginning May 1, 2010 and expiring on April 30, 2015.  Total annual lease payments are $70,609 in the first year, $96,285 in the second year, $99,036 in the third year, $101,787 in the fourth year and $104,538 in the fifth year.  We expect this space to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.  Except as set forth below, we are currently not a party to any legal proceeding that we believe could have a material adverse effect on our business, financial condition or operating results.   On August 25, 2009, the Company terminated its President, Clifton Jolley for cause.  In late October 2009, the Company and Mr. Jolley agreed to go to arbitration which the Company believes should commence by the end of the third quarter of 2010.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDERS MATTERS AND ISSUERPURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB under the symbol “WBSI”.  The following table shows the high and low bid prices of our common stock, as quoted on the OTCBB, by quarter during our last fiscal year when trading began.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low
1st Quarter (through March 31, 2010)	$1.90	$0.90
Year Ended December 31, 2009
1st Quarter	$1.60	$0.55
2nd Quarter	1.60	0.10
3rd Quarter	1.00	0.10
4th Quarter	1.00	1.00

Year Ended December 31, 2008
1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.35	0.15
4th Quarter	0.55	0.50

Holders

As of April 14, 2010, there were approximately 45 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any dividends.  We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009 we issued 3,810,000 shares for services and agreed to issue an additional 328,000 shares for services that were issued on January 6, 2010.  We also issued 27,000,000 shares to WQN, Inc. for the purchase of Websafety Technology.  On January 8, 2010, we granted common stock options for services consisting of 500,000 options to David Sasnett, a member of the Board of Directors, 900,000 options to Travis Bond, the Chief Operating Officer of the Company, and 7,000,000 shares to Rowland Day, the Chief Executive Officer and a member of the Board of Directors.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in 17 CFR229.10(f)(I) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

Plan of Operations

Websafety, Inc. has the objective of marketing and selling through the internet a range of software applications and services for computers and cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on children’s computers. The cell phone application also restricts text messaging while driving and provides location information to parents through the use of GPS technology. In June 2008 the Company acquired for $300,000 a worldwide non exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets.

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as Websafety Technology for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement.

Since our inception on July 3, 2006 through the end of the third quarter of 2009, we have generated a minimal amount of revenue.  During the fourth quarter of 2009.  Management determined that sufficient revenues have been reached to bring us out of the Development Stage.  As such, 2010 will be the first fiscal year the Company will be fully operational.  We also intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

In 2009, we raised $834,000 in new equity funding through the sale of common and preferred stock, the proceeds of which are being used to implement our plan of operations. As of December 31, 2009, we have invested an additional $122,815 to further develop Websafety Technology in pursuit of our marketing plan to establish brand identity with the Websafety name.

Results of Operations

For the year ended 2009 we sustained a net operating loss of $1,927,449 as compared to a loss of $437,656 for the same twelve month period ended December 31, 2008.  In 2009 we had revenues of $33,472 contrasted to 2008 in which we had no revenues.

The table below highlights on a line item basis the significant elements of expense during the two periods that constituted the preponderance of expense incurred.

	Years Ended December 31,			Difference Over
Expense Category	2009	2008		(Under) 2008

General and Administrative:
Payroll	$179,121	S	35,164	$143,957
Insurance D&O	14,562		13,500	1,062
Accounting	54,709		34,125	20,584
Consulting/Contract	334,836		87,500	247,336
Legal	219,943		110,242	109,701
Marketing/Website	101,906		89,094	12,812
Travel	63,104		46,485	16,619
Commissions	54,320		-	54,320
Office Expense & Telephone	31,087		2,019	29,068
Rent	20,061		-	20,061
Option Compensation Expense	16,331		-	16,331
Other	37,707		15,289	22,418
Totals	$1,127,687		$433,418,	$694,269

In 2009 the Company closed on an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as Websafety Technology. This asset purchase, combined with launch of our software products has resulted in a significant increase in payroll, accounting, legal, consulting and marketing costs as compared to 2008. We began our initial operations in the fourth quarter of 2009 and intend on becoming fully operational in 2010, which would result in increased revenue generation and an expansion of marketing and administrative activities.

Liquidity

As noted previously, through December 31, 2009 we raised $834,000 in new equity. To support planned operations through 2010 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

Recent Accounting Pronouncements

On November 5, 2007, the SEC issued FASB ASC 815-10-S99-1 (Prior authoritative literature: SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings).  ASC 815-10-S99-1 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles. Specifically, the ASC 815-10-S99-1 revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. ASC 815-10-S99-1, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  ASC 815-10-S99-1 is effective in fiscal quarters beginning after December 15, 2007.  The adoption of ASC 815-10-S99-1 did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805 (Prior authoritative literature: SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for calendar year companies on January 1, 2009.  The adoption of ASC 805 did not have a material impact on our financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under ASC 815(Prior authoritative literature: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. .  The adoption of ASC 815-10 did not have a material impact on our financial statements.

In April 2008, the FASB issued ASC 350-30 (Prior authoritative literature: FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350(Prior authoritative literature: SFAS No. 142, “Goodwill and Other Intangible Assets”) and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  The adoption of ASC 350-30 did not have a material impact on our financial statements.

In May 2008, the FASB issued ASC 470 (Prior authoritative literature: FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion). ASC 470 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of ASC 470 did not have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of ASC 944 did not have a material effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, we have invested our cash in money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Websafety, Inc
1 Hampshire Court
Newport Beach, CA 92660

We have audited the accompanying balance sheets of Websafety, Inc as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009. Websafety, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit and significant net losses for the year ending December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EFP Rotenberg, LLP
Rochester, New York
April 14, 2010

WEBSAFETY, INC..
Formerly Known as Blindspot Alert, Inc.
BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS

Current assets:
Cash	$5,748	$224,269
Accounts receivable	17,171	-
Prepaid expense	-	7,137
Total current assets	22,919	231,406

Property and Equipment:
Computer equipment, computer software and furniture, net	14,433	-
Software license and website development, net	138,383	450,963
Total property and equipment	152,816	450,963

Other Assets:
Deposits	6,820	-
WebSafety Technology, net	2,587,580	-
Option to acquire	-	95,000
Total other assets	2,594,400	95,000

	$2,770,135	$777,369

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Advance from shareholder	$-	$1,104
Accounts payable	233,733	37,116
Accrued expense	13,868	56
Deferred revenue	114,740	-
Liability to issue shares	103,120	-
Total current liabilities	465,461	38,276

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 4,230,002 and 3,833,335 shares issued and
outstanding respectively	4,230	3,832

Common stock; $.001 par value, 300,000,000 shares
authorized, 54,895,714 and 22,300,000 shares issued and
outstanding, respectively	54,896	22,300

Subscription receivable	-	(200)

Additional paid in capital	4,817,805	1,357,968
Deficit accumulated	(2,572,257)	(644,807)
Total stockholders' equity	2,304,674	739,093

	$2,770,135	$777,369

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	As of December 31,
	2009	2008

Revenue	$33,472	$-

Operating expenses:
General and administrative expenses	1,127,687	433,418
Impairment loss	300,000	-
Research & development	39,000	-
Loss on option acquire	245,000	-
Depreciation and amortization expense	249,097	-
Total operating expenses	1,960,784	433,418

(Loss) from operations	(1,927,312)	(433,418)

Other income (expense):
Interest income	-	-
Loss on sale of equipment	-	(5,216)
Other income	-	6,000
Interest expense	(137)	(5,022)
Total other income (expense)	(137)	(4,238)

(Loss) before provision for income taxes	(1,927,449)	(437,656)
Provision for income taxes	-	-

Net (loss)	$(1,927,449)	$(437,656)

Basic and diluted loss per share	$(0.059)	$(0.024)

Basic and diluted weighted average common shares outstanding	32,465,855	18,483,333

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	As of December 31,
	2009	2008
Operating activities:
Net loss	$(1,927,449)	$(437,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	249,097	-
Stock compensation expense	16,331
Stock issued for services	32,500	2,400
Impairment charge for WQN License	300,000	-
Loss on option expiration	245,000	-
Loss on sale of equipment	-	5,216
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(17,171)	-
Decrease in prepaid expense	7,137	(7,137)
Decrease in subscriptions receivable	-	-
Decrease in advance to shareholder	-	-
Increase in Deposit	(6,820)	-
Increase(decrease) in advance from shareholder	-	-
Increase in accounts payable	196,617	37,116
Decrease in short-term borrowing	-	-
(Decrease) in lease payable	-	(6,000)
Increase in Deferred revenue	114,740	-
Increase in accrued expense	116,931	(4,944)
Net cash (used in) operating activities	(673,087)	(411,005)

Investing activities:
Purchase of long term assets	(138,530)	(450,963)
Increase(decrease) investment in option to acquire	(150,000)	(95,000)

Net cash (used in) investing activities	(288,530)	(545,963)

Financing activities:
Proceeds from borrowing	-	-
Proceeds from sale of equipment	-	5,026
Repayment of advances from shareholders	(1,104)	7,496
Proceeds from stock sales	744,200	1,168,401
Net cash provided by financing activities	743,096	1,180,923

Net changes in cash	(218,521)	223,955

Cash, beginning of year	224,269	314

Cash, end of year	$5,748	$224,269

Interest paid	137	22
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$32,500	$2,400
Voluntary conversion of shareholders advance to paid in Capital	$-	$25,000
Common stock issued for equipment	$-	$-
Common stock issued for Websafety Technology	$2,700,000	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2007 through 2009

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)
Balances January 1, 2007	-	-	14,700,000	14,700		173,600	(207,151)	(18,851)

Issuance of preferred stock for cash
June 20, 2008 six issuances t $0.30	2,083,336	2,083				622,917		625,000
July 2, 2008 one issuance at $0.30	666,667	667				199,333		200,000
November 6, 2008 one issuance at$0.30	333,333	333				99,667		100,000
November 13, 2008 one issuance at$0.30	83,333	83				24,917		25,000
December 17, 2008 two issuances at $0.30	666,666	667				199,333		200,000

Issuance of common stock for cash						-		-
May 1, 2008 six issuances at $0.001			2,525,000	2,525		-		2,525
June 30, 2008 two issuances t $0.001			1,175,000	1,175		-		1,175
Acquisition of Cash in Connection with Recapitalization						13,200		13,200
July 11, 2008 one issuance at $0.001 for services			2,400,000	2,400				2,400
July 15, 2008 one issuance at $0.001			100,000	100		-		100
September 18, 2008 two issuances at $.001			1,200,000	1,200		-		1,200
December 5, 2008 one issuance at $0.001			200,000	200	(200)	-		-
Voluntary conversion of shareholder advance to paid in capital						25,000		25,000

Net loss for the period ended December 31, 2008							(437,657)	(437,657)

Balances December 31, 2008	3,833,335	$3,833	22,300,000	$22,300	$(200)	$1,357,967	$(644,808)	$739,092

Subscription receivable paid					200			200

Issuance of preferred stock for cash
May 8, 2009 one issuance at $0.30	133,334	134				39,866		40,000
May 11, 2009 one issuance at $0.30	56,667	57				16,943		17,000
June 4, 2009 four issuances at $0.30	40,000	40				11,960		12,000

Issuance of preferred stock for cash
September 14, 2009 one issuance at $0.30	166,666	166				49,834		50,000

Issuance of common stock for services
July 9, 2009 one issuance at $0.01			1,800,000	$1,800		16,200		18,000
July 9, 2009 one issuance at $0.01			1,000,000	$1,000		9,000		10,000
September 14, 2009 one issuance at $0.001			1,000,000	$1,000		-		1,000
September 14, 2009 one issuance at $0.35			10,000	$10		3,490		3,500

Issuance of common stock for WebSafety Technology:
September 14, 2009 one issuance at $0.001			27,000,000	$27,000		2,673,000		2,700,000

Issuance of common stock for cash
August 31, 2009 one issuance at $0.35			1,000,000	$1,000		349,000		350,000
September 14, 2009 one issuance at $0.35			100,000	$100		34,900		35,000
September 14, 2009 one issuance at $0.35			142,857	$143		49,857		50,000

October 5, 2009 one issuance at $0.35			542,857	$543		189,457		190,000

Stock Compensation Expense						16,331		16,331

Net loss for the period ended December 31, 2009							(1,927,449)	(1,927,449)

Balances December 31, 2009	4,230,002	$4,230	54,895,714	$54,896	$-	$4,817,806	$(2,572,257)	$2,304,674

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business and organization

Websafety, Inc. formerly known as Blindspot Alert, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on July 3, 2006.  The Company from inception through June 2008 had been in the business of offering live promotions and marketing events.

In June 2008 a majority ownership change was made and the business emphasis was shifted to the marketing and sales through the internet of software and services that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography.

On June 20, 2008, the Company issued 13,200,000 shares of its common stock to Texas Atlantic Capital Partners, LLC, (“Texas Atlantic”).  The issuance of these shares represented approximately 62% of the then outstanding stock. The issuance resulted in a change of control and met the definition of a business combination under paragraph 9, of Statement of Financial Accounting Standards No 141, Business Combinations (FAS 141).  Concurrent with the issuance of the shares to Texas Atlantic, the shareholders elected to cancel certain shares in order to effect the desired post change in control ownership ratio.

The business combination was accounted for under the purchase method of accounting followed by a recapitalization of the Company. The issuance of the 13,200,000 shares and the cancellation of the 35,500,000 shares of common stock was retroactively presented in the statements of stockholders’ equity (deficit) as if the transaction with Texas Atlantic had occurred as of the earliest period presented (See Note 6).

On June 30, 2008, the Company entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation (“WQN”), which, in consideration for the sum of $300,000 granted the Company the right to market and sell WQN’s Websafety software products.

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement, the Company acquired all of the technology known as Websafety Technology for 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement. As of April 14, 2010, the 27,000,000 common shares owned directly by WQN, Inc. represents approximately 42% of our 64,380,047 shares of outstanding common stock.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the financial statements.

Cash and cash equivalents- concentration of risk

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three months or less.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insures balances up to $250,000 per depositor through December 31, 2013.

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC 740 (Prior authoritative literature: SFAS No. 109), which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Accumulated net operating loss	$2,572,257
Income tax rate	34%
874,567
Less valuation allowance	(874,567)

Net	-

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2009, the Company had approximately $2,572,257 of federal and state net accumulated operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2026. The utilization of these losses for tax purposes will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Federal statutory income tax rate	34.0%	34.0%
State tax net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%

Effective tax rate	0.0%	0.0%

In accordance with FASB ASC-640-10, prior authoritative literature; FIN 48, Accounting for Uncertainty in Income Taxes, the Company has evaluated tax positions taken in the financial statements. Because of the significant net operating losses sustained, Management does not believe that the Company has any uncertain federal of state tax position uncertainties at December 31, 2009.

Net loss per common share

The Company computes net loss per share in accordance with FASB ASC 260-10 (Prior authoritative literature: SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98).  Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Fair value of financial instruments

The FASB ASC 320-12-65 (Prior authoritative literature: SFAS No 107, “Disclosures about Fair Value of Financial Instruments”), requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Revenue recognition

In October of 2009 the Company began recognizing revenue from the sales of Websafety products.  Websafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations.  Customers purchase annual subscriber memberships to the Websafety service.  Customers may request a full refund (within 30 days from the date of purchase) for the service if they are not satisfied.  Since revenue is earned over a 12-month period, the Company recognizes 1/12 of sales in the month of sale.  The remaining 11/12 of revenue is deferred and recognized equally over an 11-month period.

The Company recognizes software license revenue under ASC985-605, formerly Statement of Position No. 97-2, “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Software Revenue Recognition With Respect to Certain Transactions”, and under ASC 605-25, formerly Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables”, and related interpretations.

Accounts receivable and billing

The Company conducts sales primarily through the Internet utilizing merchant services for the processing of customer credit card or other electronic means of paying. Merchant bank transactions normally settle within two to three days.  As of December 31, 2009, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at December 31, 2009.  We expect trade receivables to increase over time as our daily sales activity also increases.

Property and equipment

Property and equipment consisted primarily of web site development costs, software licensing fees, computer software and equipment, and furniture and fixtures. Property and equipment are stated at their historical cost net of accumulated deprecation and amortization. For the twelve months ended December 31, 2008, no depreciation or amortization expense was recognized as the Company was not yet operating and as such the assets were not placed in service. For the twelve months ended December 31, 2009, assets began to be depreciated and amortized as operations had commenced. Depreciation on furniture, fixtures and computer equipment is computed using the 200% DB method over the lesser of the estimated useful life and the actual life of the related asset.  Amortization on software license and website development is computed using the straight-line method over the lesser of the estimated useful life and the actual life of the related asset. Expenditures relating to maintenance, repairs and renewals of minor items are expensed as incurred.
The estimated useful lives are as follows:

Software License	5 Years
Web Site Development	3 Years
Computer Equipment	5 Years
Furniture and Fixtures	7 Years

Web Site Development Costs:

The Company has incurred internal web site development costs during the development, implementation and operational stages. Specific activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application site designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc. These costs were expensed or capitalized in accordance with FASB ASC 350-40(SOP 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use") and FASB ASC 350-50(EITF 00-02, "Accounting for Web Site Development Costs").

Websafety Technology:

On July 2, 2009, the Company entered into an agreement with WQN, Inc. to acquire the software technology, known as “Websafety”. The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be sold, leased, or otherwise marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. Should the Company inaccurately determine when a product reaches technological feasibility or the economic life of a product, results could differ materially from those reported. The Company uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Long-Lived Assets

FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  There was an impairment of $300,000 at December 31, 2009 which pertained to rights and options which management deemed will not provide any future benefit. There were no impairment adjustments at of December 31, 2008.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50.  Accordingly, the measurement date for the fair value of the equity instruments issued is determined at earliest of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments, issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with 505-50, each transaction involving the issuance of stock in exchange for goods or services is analyzed to determine whether the value of the stock given as consideration on the value of the goods on services received are the more representation of the value of the underlying transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred cumulative net losses of approximately $2,572,257 through December 31, 2009 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2009 raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Note 3. Concentration of Credit Risk

For the year ended December 31, 2009 the Company had only $33,472 revenues. In 2008, the Company had no revenue.  A concentration of credit risks exist due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company could sustain significant losses.  As of December 31, 2009, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at December 31, 2009.

Note 4.  Property and Equipment

Property and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008

Property and Equipment
Equipment	$15,715	$0
Software	150,963	450,963
Total property and equipment before accumulated depreciation	156,678	450,963

Less accumulated depreciation	(13.862)	0
Total property and equipment	$152,816	$450,963

Depreciation expense for fiscal 2009 and 2008 totaled $13,862 and $0, respectively.

Note 5.  Intangible Asset

As a result of the Websafety Technology asset purchase, the Company gained all rights of ownership to the intellectual property of Websafety Technology.  The Company invested an additional $122,815 to develop technology to complete the project.  On October 1, 2009, the Company deemed the technology ready to be sold and used by the general public.  The Company recorded the Intangible Asset in the amount of $2,822,815 and will amortize the asset over a 36 month period.

Intangible assets
Websafety Technology	$2,822,815	0
Total intangible assets before accumulated amortization	2,822,815	0

Less accumulated amortization	235,235	0
Total intangible assets	$2,587,580	0

Amortization expense for fiscal 2009 and 2008 totaled $235,235 and $0, respectively.

Note 6. Option to acquire and expiration

In November 2008 the Company entered into an option agreement with Auburg Adams LLC (AA) a Texas limited liability company to acquire certain software licensing rights it had contracted pursuant to a licensing agreement entered into with Essential Security Software, Inc. the developer. The option would have allowed the Company to secure the rights of Auburg Adams once a payment of $270,000 had been made. Any payments made pursuant to the terms of the option to acquire were to be credited to the overall price of the licensing had the option been exercised. The rights that Auburg Adams had been granted were for the marketing and sales of software that provides for total digital rights management  enabling users to exercise complete control over email transmissions and any attachments related to those transmissions to include restriction of forwarding and timed removal from a recipient computer.  This licensing was to be for an initial five- year period and would be automatically renewable for periods thereafter. The overall cost for the rights is $270,000.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

The option expired on April 1, 2009 without the final payment of $25,000 being made or the option being renewed or extended notwithstanding the April 1, 2009 expiration date of the original option.  A loss on option to acquire of $245,500 was recorded during the year ended December 31, 2009.

A principal of Auburg Adams LLC is a minority shareholder in WebSaftey, Inc.

Note 7.  Stock Issuances

During 2009 we had the following common and preferred stock issuances.

Common Stock-
Date	For Cash or Services	Number of Shares	Value
July 2009	Services	2,800,000	$28,000
August 2009	Cash	1,000,000	350,000
September 2009	Services	10,000	3,500
September 2009	Websafety Technology	27,000,000	27,000
September 2009	Ziglar, Inc. Agreement*	1,000,000	1,000
September 2009	Cash	242,857	85,000
October 2009	Cash	542,857	190,000

Total Common Issuances		32,595,714	$684,500

The stock issuance of 2,800,000 in exchange for services was analyzed in accordance with ASC 505-50 to determine whether the value of the stock given as consideration or the value of the services received was more representative of the underlying value of the transaction.  The Company concluded that the value of the services received were more indicative of the value of the transaction and has been recorded as such in the accompanying financial statements.  The Board of Directors reviewed each transaction and determined the value of the services rendered.

On December 16, 2009, the Company agreed to sell Turningblock Capital, LLC 100,000 of its common stock.  On January 6, 2010, these shares were issued to Turningblock Capital, LLC for $50,000.

*Zig Ziglar Marketing Agreement

The stock issuance of 1,000,000 shares in exchange for services from Ziglar, Inc. was analyzed in accordance with ASC 505-50 to determine whether the value of the stock given as consideration or the value of the services received was more representative of the underlying value of the transaction.  The Company concluded that the value of the services received were more indicative of the value of the transaction and has been recorded as such in the accompanying financial statements.

Preferred Stock- All issuances were for cash at $0.30 per share
Date	Number of Shares	Value
February 2009	173,334	$52,000
March 2009	166,666	50,000
May 2009	56,667	17,000
Total Preferred Shares Issued	396,668	$119,000

The preferred shares may be converted at the option of the holder at a conversion rate of 1.25 common shares for each preferred share.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Note 8.  Stock Options

In November 2009, the Board of Directors and Shareholders adopted the 2008 Stock Option Plan providing for the issuance of up to 10,000,000 shares to Company officers, directors, employees and to independent contractors who provide services to the Company.

Options granted under the 2008 Stock Option Plan vest as determined by the Board of Directors and terminate after the earliest of the following events: expiration of the option as provided in the option agreement, 90 days subsequent to the date of termination of the employee, or ten years from the date of grant (five years from the date of grant for incentive options granted to an employee who owns more than 10% of the total combined voting power of all classes stock at the date of grant).  In some instances, granted stock options are immediately exercisable into restricted shares of common stock, which vest in accordance with the original terms of the related options. The Company recognizes compensation expense ratably over the requisite service period.

The option price of each share of common stock shall be determined by the Board of Directors or compensation committee (when one is established), provided that with respect to incentive stock options, the option price per share shall in all cases be equal to or greater than 100% of the fair value of a share of common stock on the date of the grant, except an incentive option granted under the 2008 Stock Option Plan to a shareholder that owns more than 10% of the total combined voting power of all classes of stock, shall have an exercise price of not less than 110% of the fair value of a share of common stock on the date of grant. No participant may be granted incentive stock options, which would result in shares with an aggregate fair value of more than $10,000,000 first becoming exercisable in one calendar year.

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company that vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  As of December 31, 2009, 46,667 of the stock options had vested.

For the year ended December 31, 2009, the Company recorded compensation costs for options and shares granted under the plan amounting to $16,331.  There were no stock options or shares granted or outstanding prior to September 30, 2009, therefore no compensation expense was recorded in 2008.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Merton option pricing model.  The fair value of the underlying shares was determined based on the closing price of the Company’s publicly-traded shares as of date of the grant.   Further, the expected volatility was calculated using the historical volatility of the Company’s stock.

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

Twelve months Ended
December 31, 2009

Expected dividend yield	0%
Expected stock price volatility	330%
Risk-free interest rate (1)	2.37%

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

The Company has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 12/31/09	Date	Date

9/10/09	100,000	$0.35	100,000	9/10/2014	9/10/2010
9/14/09	100,000	0.10	100,000	9/14/2014	9/14/2010
9/14/09	500,000	0.10	500,000	9/14/2014	9/14/2010

Total			700,000

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average		Aggregate
Subject to Exercise	Options	Price	Life (Years)		Value

Outstanding as of December, 2008	-	$-	-		-
Granted – 2009	700,000	$0.21	5.00	.	$150,000
Forfeited – 2009	-	$-	-		-
Exercised – 2009	-	$-	-		-
Outstanding as of December 31, 2009	700,000	$0.21	5.00		$150,000

Exercisable as of December 31, 2009	0	$-	-		$0.34

The weighted-average grant date fair value of options granted during the year ended December 31, 2009 was $0.34. The total intrinsic value of options exercised during the year-ended December 31, 2009 was $ 0.00

The following table summarizes the status of the Company’s aggregate non-vested options granted under the 2008 Stock Option Plan.

Number of
	Non-	Weighted-
	vested	Average
	Shares	Grant-
	Subject to	Date
	Options	Fair Value
Non-vested as of December 31, 2009	-	$
Non-vested granted — twelve months ended December 31, 2009	700,000	$0.34
Vested — twelve months ended December 31, 2009	-	$0.00
Forfeited — twelve months ended December 31, 2009	-	$
Non-vested as of December 31, 2009	700,000	$0.35

As of December 31, 2009, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $228,638  The costs are expected to be recognized on a straight line basis from September 10, 2009 through September 14, 2014. The total fair value of options and shares vested during the year ended December 31, 2009 was $0.0.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Note 9.  Related Party Transactions

In the aggregate, during 2009, the Company paid to related parties $337,340 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing	Accounting
Texas Atlantic Capital Partners LLC	$65,000
Rowland W. Day II	$18,000	$204,080
Robertson Schwartz Agency			$30,000
Robert J. Salluzzo				$10,000
John R. Williams, Jr.				$10,260

Texas Atlantic Capital Partners LLC is more than a 10% shareholder in the Company.  Rowland W. Day II is our CEO and more than a 10% shareholder in the Company.  Rusty Robertson is a principal in Robertson Schwartz Agency.  Ms. Robertson was President of Websafety, Inc. through June 30, 2009 and was a member of our Board of Directors.  She resigned from the Board of Directors on January 17, 2010.  Robert J. Salluzzo is a stockholder. John R. Williams, Jr. is our interim Chief Financial Officer.

The services that were provided are explained below.

Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal- Rowland Day is the Company’s SEC attorney and is responsible for all quarterly and annual filings as well as any other filings required as a result of the actions of the Company. In addition Mr. Day initiated and provided oversight to the process that resulted in the name change to Blindspot Alert, Inc. and Websafety, Inc.  The amount listed in the above table for Legal Services includes $60,142 for expense reimbursement.

Marketing- Marketing fees paid relate to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

Accounting-Accounting fees paid relates to the review of financial records and preparation of all financial reporting to the SEC including, audits and preparation of tax returns.

Note 10.  Loss on Sale of Equipment

During the period ended March 31, 2008, the Company sold all of its equipment to Barry Van Wie (“BVW”), former CEO in exchange for the settlement of advance from BVW in the amount of $5,027.  These assets had a book value of $10,243 net of accumulated depreciation. The Company incurred a loss of approximately $5,200 from the sale.

Note 11.  Other Income

The Company as of March 12, 2008, owed $6,000 to Cab-Tive Advertising, Inc. for unpaid equipment lease fees.  The Company and Cab-Tive Advertising entered into a mutual agreement which provided for an exchange of certain equipment, and a cancellation of the unpaid lease fees resulting in a recording of $6,000 of other income in 2008.

Note 12. Facilities

The Company’s corporate headquarters are presently located at 2201 W Royal Lane, Suite 200, Irving, Texas 75063.

As of March 22, 2010, we entered into a five year lease agreement for 5,502 square feet of corporate office space located in Irving, Texas.  The total lease payment will be $472,255 over the five year period beginning May 1, 2010 and expiring on April 30, 2015.  Total annual lease payments are $70,609 in the first year, $96,285 in the second year, $99,036 in the third year, $101,787 in the fourth year and $104,538 in the fifth year.  We expect this space to meet our needs for the foreseeable future.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS

Note 13.  Subsequent Events

During 2009 we issued 3,810,000 shares for services and agreed to issue an additional 328,000 shares for services that were issued on January 6, 2010.  We also issued 27,000,000 shares to WQN, Inc. for the purchase of Websafety Technology.  On January 8, 2010, we granted common stock options for services consisting of 500,000 options to David Sasnett, a member of the Board of Directors, 900,000 options to Travis Bond, the Chief Operating Officer of the Company, and 7,000,000 shares to Rowland Day, the Chief Executive Officer and a member of the Board of Directors.

Note 14. Recent Pronouncements

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

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
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

None.

ITEM 9A(T). Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are ineffective at December 31, 2009, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our disclosure controls over financial reporting were ineffective as of and for the year ended December 31, 2009. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Name	Age	Position	Start of Term
Rowland W. Day II	54	CEO Director	February 25, 2008

Denton Jones	58	Director	July 21, 2008

B Michael Adler	63	Director and Chairman of the Board	July 2, 2009

David W. Sasnett	53	Director	July 2, 2009

Travis C Bond	52	Chief Operating Officer	July 2, 2009

John R. Williams, Jr.	43	Interim CFO, Treasurer	July 2, 2009

Rowland W. Day II, 55 years of age, Chief Executive Officer and Director.

Mr. Day is a business corporate lawyer and has practiced law since 1983.  Mr. Day has been the Chairman of the Board of Clearant, Inc. (OTCBB-CLRA) and is currently a director of RE3W WorldWide and Restaurants on the Run.  Mr. Day was the sole director of Promotions on Wheels Holdings, Inc. when the change of control occurred with Texas Atlantic Partners and the license was acquired from WQN, Inc. in April 2008.

Denton Jones, 58 years of age, Director.

Mr. Jones has been a private investor for 30 years.  He is the manager of Texas Atlantic Partners, LLC, the holder of 11,800,000 shares of common stock.  Mr. Jones is a director of WQN, Inc.  Mr. Jones requested that he become a director at the time Texas Atlantic Partner became the largest shareholder of the Company in April 2008.

B Michael Adler, 63 years of age, Director

Mr. Adler is founder of two public companies—Intellicall, Inc. and World Quest Networks, Inc. that have been pioneers in emerging telecommunications and internet technologies.  Mr. Adler has been awarded ten United States patents that have been integral to telecommunications (answer supervision and automated collect used by MCI) and the Internet (click-to-talk used by Google).  Mr. Adler is a director of WQN, Inc. and is its CEO and required that a connection with the acquisition of the WQN, Inc. assets by the Company that he become a director.

David W. Sasnett, 53 years of age, Director

Mr. Sasnett currently is a Director and the CFO of Consolidated Water Co. Ltd., a publicly traded company and has served as Chief Financial Officer for several publicly traded companies including VoIP, Inc, MasTec, Inc and Catalina Lighting, Inc.  His experience also includes more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.  Mr. Sasnett is a director of WQN, Inc.  Mr. Sasnett was added as a director based upon his relationship with WQN, Inc. and Messers. Adler and Jones.

Travis C Bond, 52 years of age, Chief Operating Officer

Mr. Bond has been employed in the Direct Sales industry for over 18 years.  He has held corporate positions as VP Sales, VP Marketing, VP Operations and COO.  He has also owned two direct sales support companies.  His consulting firm has worked with over 100 companies from start-up to revenues exceeding $60,000,000 a year.

John R. Williams, Jr., 43 years of age, CPA, Chief Financial Officer

Mr. Williams brings more than 20 years of corporate financial management experience with both public and private companies.  Prior to becoming Controller of Websafety, he held controller and financial management positions with companies, such as World Quest Networks, Inc., Ericsson, and Mobile Systems International.  Mr. Williams has significant hands-on experience in all controllership functions, new systems implementation, managing company quarterly and annual audit reviews, maintaining banking relationships and compliance reporting, planning and analyses.

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

Independent Registered Public Accounting Firm

On August 7, 2009 the Board of Directors dismissed Moore & Associates, Chartered, Certified Public Accountants.  On September 22, 2009, we engaged the services of Rotenberg & Co., LLP as our independent auditor.  On October 1, 2009 Rotenberg and Company LLP merged with another CPA firm, EFP Group, to form a new firm.  All of the partners and employees of Rotenberg and Company LLP and EFP Group joined the new firm, EFP Rotenberg LLP.  EFP Rotenberg LLP succeeds Rotenberg and Company LLP as the independent registered public accounting firm for Websafety, Inc. At no time have there been any disagreements with any accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered Certified Public Accountants and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates, Chartered Certified Public Accountants and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http:www.pcaobus.org.

As a result of the above action, we may not include the audit reports or consents of Moore & Associates, Chartered in any filings. Therefore, we engaged our current auditor to conduct an audit from inception through December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

We pay our Chief Operating Officer $12,500 per month.  Our Chief Executive Officer and Chief Financial Officer are paid on an as-billed basis.  No compensation of cash or equity has been paid or granted for the services of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of April 14, 2010:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Owner[1]	Percent of class
Common Stock	Denton Jones[2]	11,800,000	18.33%
Common Stock	B Michael Adler[3]	27,000,000	41.94%
Common Stock	Rowland W. Day II4	10,000,000	15.53%
Common Stock	David W Sasnett	100,000	.16%
Common Stock	All directors and executive officers as a group (4 persons)	48,900,000	75.96%

1  Applicable percentage ownership is based on 64,380,047 shares of total voting stock outstanding at April 14, 2010.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses are c/o 2201 West Royal Lane, Suite 200, Irving, Texas 75063, unless otherwise noted.
2  Includes 11,800,000 shares owned by Texas Atlantic Capital Partners.  Mr. Jones is the Managing Member of Texas Atlantic Capital Partners.
3  Includes 27,000,000 shares owned by WQN, Inc.  Mr. Adler is the CEO of  WQN, Inc. and a director.
4  Includes 5,000,000 shares of common stock that have been issued to Mr. Day that are subject to certain vesting requirements.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during 2009, the Company paid to related parties $337,340 for consulting, legal and marketing services as reflected below.

Paid To	Consulting	Legal Services	Marketing	Accounting
Texas Atlantic Capital Partners LLC	$65,000
Rowland W. Day II	18,000	$204,080
Robertson Schwartz Agency			$30,000
Robert J. Salluzzo				$10,000
John R. Williams Jr.				$10,260

Denton Jones, a director of the Company is the manager of Texas Atlantic Capital Partners LLC , Rowland W. Day II is our CEO and a director and Rusty Schwartz, was a director and is a principal in Robertson Schwartz Agency. Robert J. Salluzzo is a stockholder.

The services that were provided are outlined below.

Consulting- Consulting services consisted of the coordination of web design and marketing efforts aimed at product launch to include the evaluation of the appropriate merchant service agencies to be used as well as working with management relating to general corporate matters associated with business plan implementation.

Legal-Legal service consisted of corporate legal advice, document preparation and the preparation of quarterly and annual filings as well as other filings required as a result of the actions of the Company.  The amount listed above includes $60,142 for expense reimbursement.

Marketing- Marketing services related to the development of a comprehensive marketing plan whose objective is to build brand and product awareness through planned media and other exposures.

Accounting-Accounting fees paid relates to the review of financial records and preparation of all financial reporting to the SEC including, audits and preparation of tax returns.

Director Independence

It is our position that Messers. Adler, Day and Jones are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by EFP Rotenberg LLP and Moore & Associates Chartered.

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees:
EFP Rotenberg LLP	$7050	$4500
Moore & Associates Chartered	$2625	$7625
Audit Related Fees: EFP Rotenberg LLP(1)	$0	$13950

(1)Comment letter and restatement of 2008

Tax Fees

There were no fees paid in either 2009 or 2008 for tax related matters.

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

WEBSAFETY, INC. FKA BLINDSPOT ALERT, INC.
FKA PROMOTIONS ON WHEELS HOLDINGS, INC.

Date: April 14, 2010	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 14, 2010
Rowland W. Day II

/s/ John R. Williams, Jr.	Chief Financial Officer	April 14, 2010
John Williams

/s/ Denton Jones	Director	April 14, 2010
Denton Jones

/s/ B Michael Adler	Director	April 14, 2010
B Michael Adler