Form 10-Q
period 2010-03-31
WebSafety, Inc.
filed 2010-05-17
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

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

(214) 716-6909
(Issuer’s telephone number)

BLINDSPOT ALERT, INC.
(1 Hampshire Court, Newport Beach, CA 92660)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010:

Class	Outstanding shares as of May 14, 2010
Common Stock, $0.001 par value	64,584,169

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Table of Contents

WEBSAFETY, INC.
BALANCE SHEETS
MARCH 31, 2010
(Unaudited)

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash	$36,190	$5,748
Accounts receivable	21,736	17,171
Total current assets	57,926	22,919

Property and Equipment:
Computer equipment, computer software and furniture, net	13,230	14,433
Software license and website development, net	129,553	138,383
Total property and equipment	142,783	152,816

Other Assets:
Deposits	6,820	6,820
WebSafety Technology, net	2,352,345	2,587,580
Option to acquire	-	-
Total other assets	2,359,165	2,594,400

	$2,559,874	$2,770,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$308,890	$233,733
Accrued expense	13,631	13,868
Deferred revenue	123,048	114,740
Liability to issue shares	176,855	103,120
Total current liabilities	622,424	465,461

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares authorized, 4,230,002 and 3,833,335 shares issued and outstanding respectively	4,230	4,230

Common stock; $.001 par value, 300,000,000 shares authorized, 64,380,047 and 54,895,714 shares issued and outstanding, respectively	64,380	54,896

Additional paid in capital	5,290,701	4,817,805
Deficit accumulated	(3,421,861)	(2,572,257)
Total stockholders' equity	1,937,450	2,304,674

	$2,559,874	$2,770,135

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF OPERATIONS
MARCH 31, 2010
(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2010	2009

Revenue	$45,778	$-
Cost of goods sold	(31,357)
Gross margin	14,421	-

Operating expenses:
General and administrative expenses	612,507	172,786
Research & Development	2,500	-
Loss on option acquire	-	245,000
Depreciation and amortization expense	249,018	-
Total operating expenses	864,025	417,786

(Loss) from operations	(849,604)	(417,786)

(Loss) before provision for income taxes	(849,604)	(417,786)
Provision for income taxes	-	-

Net (loss)	$(849,604)	$(417,786)

Basic and diluted loss per share	$(0.015)	$(0.019)

Basic and diluted weighted average common shares outstanding	57,615,618	22,300,000

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF CASH FLOW
March 31, 2010
(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(849,604)	$(417,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	249,018	-
Stock compensation expense	128,910
Stock issued for services	188,120	-
Impairment charge for WQN License	-	-
Loss on option expiration	-	-
Loss on sale of equipment	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(4,565)	-
Decrease in prepaid expense	-	7,137
Decrease in subscriptions receivable	-	200
Decrease in advance to shareholder	-	1,431
Increase in deposit	-	-
Increase (decrease) in advance from shareholder	-	-
Increase in accounts payable	75,157	22,131
Decrease in short-term borrowing	-	-
Decrease in lease payable	-	-
Increase in deferred revenue	8,308	-
Increase in accrued expense	73,498	1,919
Net cash (used in) operating activities	(131,158)	(384,968)

Investing activities:
Purchase of long term assets	(3,750)	(50,560)
Increase (decrease) investment in option to acquire	-	95,000
Net cash (used in) investing activities	(3,750)	44,440

Financing activities:
Proceeds from borrowing	-	-
Proceeds from sale of equipment	-	-
Repayment of advances from shareholders	-	-
Proceeds from stock sales	165,350	119,001
Net cash provided by financing activities	165,350	119,001

Net changes in cash	30,442	(221,527)

Cash, beginning of year	5,748	224,269

Cash, end of period	$36,190	$(2,743)

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$188,120	$-
Voluntary conversion of shareholders advance to pain in Capital	$-	$-
Common stock issued for equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $3,421,861 from the period of July 3, 2006 (Inception) through March 31, 2010 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2010 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2010, there were 2,100,000 stock options issued and outstanding that could dilute future earnings.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with SFAS 123R.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable, common stock and preferred stock. At March 31, 2010 and December 31, 2009, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
It Measured at fair value at date of purchase:
Investment in WebSafety Technology	$2,700,000	$-	$-	$2,700,000	$-	$-

Note 3. Property and Equipment

Property and equipment consist of the following at :

	March 31 2010	December 31, 2009
Computer Equipment	$15,715	$15,715

Web Site Software	154,713	150,963
Accumulated depreciation	(27,645)	(13,862)
Total	$142,783	$152,816

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

Note 4. WebSafety Technology

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

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

	March 31, 2010	December 31, 2009
Intangible assets
Websafety Technology	$2,822,815	$2,822,815
Total intangible assets before accumulated amortization	2,822,815	2,822,015

Less accumulated amortization	470,470	235,235
Total intangible assets	$2,352,345	2,587,580

Amortization expense for the period ending March 31, 2010 and for fiscal 2009 was $235,235.  Accumulated amortization at March 31, 2010 was $470,470.

In accordance with ASC 360-10-35 a long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

a. A significant decrease in the market price of a long-lived asset

b. A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition

c. A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator

d. An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset

e. A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset

f. A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Management conducted an impairment analysis which reviewed the carrying value of capitalized software development costs and impairments against the expected future undiscounted operating cash flows derived from the capitalized software to determine if the cash flows were less than its carrying value of the asset.

Management based its analysis over a 3-year time-fame which is equal to the estimated life of the WebSafety Technology asset.  The analysis was conducted based on the following assumptions:

•	The Company came out of development state in October 2009 with a fully-marketable product.
•
Revenue for the year-ended 2009 was approximately $33,000.  Given the fact that this was our first quarter as an operating company, management expected sales to be relatively small and gradually increase as the Company continued to roll-out its marketing plan.

•
Our gross revenue assumptions were based on the projected number of subscribers which was based on inputs received from our direct sales force.  Revenues are based on our established pricing model times the projected number of subscribers.

•	Gross margin is determined primarily by established commission rates for direct sales along with the amortization of the WebSafety Technology asset.

Based on our analysis as described above, we expect future undiscounted operating cash flows derived from the WebSafety Technology asset  to exceed the carrying value of the asset as of December 31, 2009 and therefore concluded that no impairment was necessary.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

Due to similar operating results between December 31, 2009 and March 31, 2010, Management deemed an impairment analysis necessary in accordance with ASC 360-10-35.

•
Revenue in the quarter-ended March 31, 2010 was approximately $46,000.  Given the fact that this was our second quarter as an operating company, management expected sales to be relatively small and gradually increase as the Company continued to roll-out its marketing plan.  Revenue increased by 39% in the first quarter of 2010, compared to the year-ended 2009.  This percent increase was comparable to Management’s expectations.

•
Our gross revenue assumptions were based on the projected number of subscribers which was based on inputs received from our direct sales force.  Revenues are based on our established pricing models multiplied times the projected number of subscribers.

•	Gross margin is determined primarily by established commission rates for direct sales along with the amortization of the WebSafety Technology asset.

Based on our analysis as described above, we expect future undiscounted operating cash flows derived from the WebSafety Technology asset  to exceed the carrying value of the asset as of March 31, 2010 and therefore concluded that no impairment was necessary.

Note 6. Option to acquire and expiration

In November 2008 the Company entered into an option agreement with Auburg Adams LLC (AA) a Texas limited liability company to acquire certain software licensing rights it had contracted for pursuant to a licensing agreement entered into with Essential Security Software, Inc. the developer. The option would have allowed the Company to secure the rights of Auburg Adams once a payment of $270,000 has been made. Any payments made pursuant to the terms of the option to acquire were to be credited to the overall price of the licensing had the option been exercised. The rights that Auburg Adams has been granted are for the marketing and sales of software that provides for total digital rights management enabling users to exercise complete control over email transmissions and any attachments related to those transmissions to include restriction of forwarding and timed removal from a recipient computer.  This licensing was to be for an initial five-year period and would be automatically renewable for periods thereafter. The overall cost for the rights is $270,000.  The option expired on April 1, 2009 without the final payment of $25,000 being made or the option being renewed or extended notwithstanding the April 1, 2009 expiration date of the original option. The accounting treatment is in recognition of the substance of the occurrence management remains in discussion with principals of Auberg Adams and ESS.

A principal of Auburg Adams LLC is a minority shareholder in WebSafety, Inc.

Note 7. Stock Issuances
During the Three-Month period ended March 31, 2010 we had the following common stock issuances.

	Number of Shares	Value Cash	Value Services
January 2010	1,700,000	$120,000
January 2010	328,000		$13,120
February 2010
March 2010	456,333	$45,350
March 2010	7,000,000		$175,000

Total	9,484,333	$165,350	$188,120

In addition to the common stock issued above, during the three month period ended March 31, 2010, we also recorded $91,855 of common stock cash receipts that at March 31, 2010 had not been issued.  These receipts were recorded as a current liability at March 31, 2010 and will be issued in the second quarter of 2010.

Note 8. Related party transactions

In the aggregate, during the three month period ended March 31, 2010, the Company owed to related parties $255,551 for consulting, legal and marketing services as reflected below.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

Owed To	Consulting	Legal Services	Placement Fee	Accounting
Rowland W. Day II	$175,000	$45,682
Litchfield Enterprises, Inc.			$30,000
John Williams				$4,869

Rowland W. Day II is an affiliate in that he is a more than a 15% beneficial shareholder in the Company.  Mr. Day is our CEO and a director.  Litchfield Enterprises, Inc. is an investor relations firm.  On February 8, 2010, Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock.  John Williams is the contract Treasurer and CFO of the Company and is the Chief Accounting Officer of WQN, Inc.

The services that were provided are outlined below.

Legal- Rowland Day is the Company’s legal counsel. The amount listed in the above table for Legal Services includes $30,932 for expenses that Mr. Day has paid on behalf of the Company.

Placement- Placement fees paid relate to the sale of the Company’s stock in a private placement offering.

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

Concurrent with the asset purchase from WQN which was effective on September 14, 2009, the Company appointed a stockholder of WQN as the Chairman of the Board.  In connection with the appointment the Company entered into an employment agreement whereby the appointee is to receive a salary upon the achievement of a certain level of revenue. Additionally, he is to receive 1,500,000 shares of the Company’s common shares with 100,000 being vested upon the effective date of the agreement, and the remaining 1,400,000 being vested with the achievement of certain levels of revenue. The term of the agreement ends December 31, 2010.

Note 9. Facilities

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

Note 10. Sales and Marketing Program

Management has developed direct selling, multi-level-marketing channels for the sales of the Websafety PC and Cellular products. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

Note 11. Revenue Recognition

In August of 2009 the Company began recognizing revenue from the sales of WebSafety products.  WebSafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations.  Customers purchase annual subscriber memberships to the WebSafety service.  Customers may request a full refund (within 30 days from the date of purchase) for the service if they are not satisfied.  Since revenue is earned over a 12-month period, the company recognizes 1/12 of sales in the month of sale.  The remaining 11/12 of revenue is deferred and recognized equally over an 11-month period.  For the period ending March 31, 2010, gross revenue and deferred revenue were as follows.

Gross revenue	$54,087

Deferred revenue	$8,309

Net revenue	$45,778

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

Note 13.  Off-balance sheet arrangements

At March 31, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Note 14.   Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In late October 2009, the Company and Mr. Jolley agreed to go to arbitration which the Company believes should occur by the end of the Third Quarter of 2010.

Note 15-Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  The per share price of $.45 per share is good for 45 days from the commencement of the execution of the private placement agreement.  Also, under the private placement agreement, the Company grants Litchfield Enterprises, Inc. one (1) warrant exercisible at $.80 per share for each share of their private placement placed.  These warrants will be valid for one (1) year from the date of issuance.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

Note 16-Stock Based Compensation

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to an officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  As of March 31, 2010, 198,333 of the stock options had vested.

For the three months ended March 31, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $128,910.  There were no stock options or shares granted or outstanding prior to September 30, 2009, therefore no compensation expense was recorded for the three months ended March 31, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount o this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Three months Ended
March 31, 2010

Expected dividend yield	0%
Expected stock price volatility	418.5%
Risk-free interest rate (1)	1.56%

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

The Company has granted stock options to officers and employees as follows:

Date of	Shares	Exercise	Shares Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 3/31/2009	Date	Date

9/10/09	100,000	$0.35	100,000	9/10/2014	9/102010
9/14/09	100,000	0.10	100,000	9/14/2014	9/14/2010
9/14/09	500,000	0.10	500,000	9/14/2014	9/14/2010
01/08/10	900,000	.025	900,000	01/08/13	01/08/13
01/08/10	500,000	.025	500,000	01/08/13	01/08/13

Total			2,100,000

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September, 2008	-	$-	-	-
Granted – 2009	700,000	$0.214	5.00	$150,000
Forfeited – 2009	-	$	-	-
Exercised – 2009	-	$-	-	-
Granted – 2010	1,400,000	$0.975	5.00	$1,365,000
Forfeited – 2010	-	$-	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of March 31, 2010	2,100,000	$0.721	5.00	$1,515,000

Exercisable as of March 31, 2010	198,000	$.214	-	$-

The weighted-average grant date fair value of options outstanding at March 31, 2009 was $0.062. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0

The following table summarizes the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of March 31, 2010	-	$
Non-vested granted — three months ended March 31, 2010	2,100,000		$0.062
Vested — three months ended March 31, 2010	-		$0.00
Forfeited — three months ended March 31, 2010	-	$
Non-vested as of March 31, 2010	2,100,000		$0.062

As of March 31, 2010 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $1,499,672.  These costs are expected to be recognized on a straight line basis from September 10, 2009 through January 08, 2015.  The total fair value of options and shares vested during the year period ended March 31, 2010 was $116,662.

Note 18. Subsequent Events

In connection with the preparation of the condensed financial statements and in accordance with the recently issued Financial Accounting Standards Board (“FASB”) ASC 855-10 (Prior authoritative literature: FASB Statement No. 165, “Subsequent Events”, management has evaluated subsequent events through May 17, 2010 (the financial statement issue date).

On May 7, 2010, the Company terminated its relationship with Russell Spiesser, the former Chief Technology Officer. Mr. Spiesser’s termination as an Officer was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements as of, and for the three months ended March 31, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009. Certain items have been reclassified to conform to the current year’s presentation.

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

Since our inception on July 3, 2006 through the end of the forth quarter of 2009, we generated a minimal amount of revenue.  During the fourth quarter of 2009,  management determined that sufficient revenues have been reached to bring us out of the Development Stage.  As such, 2010 was our first fiscal year that the Company was fully operational.  We also intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

Cumulatively through March 31, 2010 we have raised $2,254,605 through the sale of common and preferred stock the proceeds of which are being used to implement WebSafety’s plan of operations. This funding has been utilized in the furtherance of our plan of operations. Future funding is intended to be used in the commercialization process.

Results of Operations

Three Months Ended March 31, 2010 compared to Three Months Ended March 31 2009

Revenue

Revenues were $45,788 during the three months ended March 31, 2010.  We did not record any revenues for the three months ended March 31, 2009.

Cost of Revenue

Cost of revenue was $31,357 during the three months ended March 31, 2010.  We did not record any cost of revenues for the three months ended March 31, 2009.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended March 31, 2010 we sustained a net operating loss of $849,604 compared to a net operating loss of $417,786 for the three months ended March 31, 2009.  The $431,818 net operating loss increase was mainly due to higher general and administrative expense.  Also, an increase in depreciation and amortization expense of $249,018 for the three months ended March 31, 2010 was offset by a $245,000 decrease in option to acquire expense for the three months ended March 31, 2009.

Financial Condition

Cash on hand at March 31, 2010 was $36,190 and working capital (the excess of current assets over current liabilities) was a negative $564,497 compared with $5,748 and $442,542, respectively, at December 31, 2009. The decrease in working capital was primarily attributable to increased disbursements in 2010 for payroll, marketing, legal, professional and other costs relating to the implementation of the operating plan.

Other assets decreased to $2,359,165 at March 31, 2010 from $2,594,400 at December 31, 2009.  The decrease in other assets was a result of $235,235 of amortization related to the WebSafety Technology asset.  Total current liabilities increase to $622,424 at March 31, 2010 from $465,461.  The increase was due to increased payables for marketing, legal, professional and other costs relating to the implementation of the operating plan

Stockholders’ equity was $1,937,451 at March 31, 2010 compared to $2,304,675 at December 31, 2009.  The $367,224 decrease was due to the issuance of $353,470 worth of common shares and $128,910 of additional paid-in capital related to the compensation expense for stock options off-set by net operating losses of $849,604 for the three months ended March 31, 2010.

Liquidity

Cumulatively, through March 31, 2010, the Company had raised $2,254,105 in new equity including $221,763 being raised in First Quarter 2010 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations. On February 8, 2010, the Company signed a non-exclusive consulting agreement Litchfield Enterprises, Inc. (LEI).  Through this agreement, LEI will assist with a private placement of the Company’s stock.  Per this agreement, LEI will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share. (See “Note 15-Private Placement Agreement” for further discussion). In the most recent quarter ending March 31, 2010 the Company’s cash usage was approximately $221,763. Management expects the remaining 2010 cash requirements to be consistent with the first quarter.  If successful, the LEI private placement would generate sufficient capital needed to fund the Company through the fourth quarter of 2010; at which time Management expects operations to be generating positive cash flows.

There is no assurance that the Company will be successful with the LEI private placement. It is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.  There can be no assurance that we will be able to raise any more additional capital on terms that are beneficial to us.

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

Off-balance sheet arrangements

At March 31, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In late October 2009, the Company and Mr. Jolley agreed to go to arbitration which the Company believes should occur by the end of the Second Quarter of 2010.

Item 1.A. Risk Factors

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

As of May 17, 2010, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 42% of our 64,380,047 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

TERRORIST ATTACKS, CONTINUED WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR BUSINESS

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope.  The United States is currently engaged in war with Iraq and Afghanistan.  These attacks and these wars have caused instability in the marketplace and contributed to a downturn in the global economy.  In the future, there may be armed hostilities, continued wars, further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. Such disturbances could have a material adverse effect on our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period ending March 31, 2010, the Company sold 1,449,344 shares of its unregistered common stock to various accredited investors for proceeds of $252,205.  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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

WEBSAFETY, INC.

Date:	May 17, 2010	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer