Form 10-Q
period 2010-06-30
WebSafety, Inc.
filed 2010-08-18
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2010
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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010:

Class	Outstanding shares as of August 16, 2010
Common Stock, $0.001 par value	66,876,774

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Table of Contents

WEBSAFETY, Inc.
Formerly Known as BlindSpot Alert, Inc.
BALANCE SHEETS

	As of
	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Unaudited)

Current assets:
Cash	$55,823	$5,748
Accounts receivable	-	17,171
Total current assets	55,823	22,919

Property and Equipment:
Computer equipment, computer software and furniture, net	12,944	14,433
Software license and website development, net	128,150	138,383
Total property and equipment	141,094	152,816

Other Assets:
Deposits	6,820	6,820
WebSafety Technology, net	2,117,111	2,587,580
Option to acquire	-	-
Total other assets	2,123,931	2,594,400

	$2,320,848	$2,770,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$440,263	$233,733
Accrued expense	1,675	13,868
Deferred revenue	74,298	114,740
Liability to issue shares	115,864	103,120
Total current liabilities	632,101	465,461

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 3,230,002 and 3,833,335 shares issued and
outstanding respectively	3,230	4,230

Common stock; $.001 par value, 300,000,000 shares
authorized, 66,704,549 and 54,895,714 shares issued and
outstanding, respectively	66,705	54,896

Additional paid in capital	5,896,813	4,817,805
Deficit accumulated	(4,278,000)	(2,572,257)
Total stockholders' equity	1,688,748	2,304,674

	$2,320,848	$2,770,135

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
For The Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	(Unaudited)		(Unaudited)
	For The Three Months Ended June 30		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$76,712	$-	$122,490	-
Cost of goods sold	(26,785)	-	(58,142)
Gross margin	49,927	-	64,348	-

Operating expenses:
General and administrative expenses	657,678	156,764	1,270,185	329,550
Impairment loss	-	-	-	-
Research & Development	-	-	2,500	-
Loss on option acquire	-	-	-	245,000
Depreciation and amortization expense	248,388	-	497,406	-
Total operating expenses	906,066	156,764	1,770,091	574,550
	-	-
(Loss) from operations	(856,139)	(156,764)	(1,705,743)	(574,550)

Other income (expense):
Interest income	-	-	-	-
Other income	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

(Loss) before provision for income taxes	(856,139)	(156,764)	(1,705,743)	(574,550)
Provision for income taxes			-	-

Net (loss)	$(856,139)	$(156,764)	$(1,705,743)	$(574,550)

Basic and diluted loss per share	$(0.013)	$(0.007)	$(0.028)	$(0.026)

Basic and diluted weighted average
common shares outstanding	64,635,157	22,300,000	61,144,778	22,300,000

The accompanying notes are an integral part of these financial statements.

Websafety, Inc.
Formerly Known as BlindSpot Alert, Inc.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	(Unaudited)
	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(1,705,743)	$(574,550)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	497,406	-
Stock compensation expense	257,821
Stock issued for services	311,905	18,000
Impairment charge for WQN License	-	245,000
Loss on option expiration	-	-
Loss on sale of equipment	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,171	-
Decrease in prepaid expense	-	7,137
Decrease in subscriptions receivable	-	200
Decrease in advance to shareholder	-	(1,104)
Increase in deposit	-	-
Increase (decrease) in advance from shareholder	-	-
Increase in accounts payable	206,530	98,035
Decrease in short-term borrowing	-	-
Decrease in lease payable	-	-
Decrease in deferred revenue	(40,442)	-
Increase in accrued expense	551	54
Net cash (used in) operating activities	(454,801)	(207,228)

Investing activities:
Purchase of long term assets	(15,215)	(89,295)
Increase (decrease) investment in option to acquire	-	(150,000)
Net cash (used in) investing activities	(15,215)	(239,295)

Financing activities:
Proceeds from borrowing	-	-
Proceeds from sale of equipment	-	-
Repayment of advances from shareholders	-	-
Proceeds from stock sales	520,091	469,001
Net cash provided by financing activities	520,091	469,001

Net changes in cash	50,075	22,478

Cash, beginning of year	5,748	224,269

Cash, end of period	$55,823	$246,747

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$123,785	$28,000
Voluntary conversion of shareholders advance to pain in Capital	$-	$-
Common stock issued for equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010
(Unaudited)

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)

Balances December 31, 2009	4,230,002	$4,230	54,895,714	$54,896	$-	$4,817,805	$(2,572,257)	$2,304,674

Issuance of common stock for cash
January 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
January 27, 2010 one issuance at $0.043			1,600,000	$1,600		68,400		70,000
March 9, 2010 one issuance at $0.05			400,000	$400		19,600		20,000
March 9, 2010 one issuance at $0.045			33,333	$33		14,967		15,000
March 9, 2010 one issuance at $0.045			23,000	$23		10,327		10,350
								-
Issuance of common stock for services								-
January 6, 2010 one issuance at $0.04			100,000	$100		3,900		4,000
January 6, 2010 one issuance at $0.04			200,000	$200		7,800		8,000
January 6, 2010 one issuance at $0.04			28,000	$28		1,092		1,120
March 17, 2010 one issuance at $0.025			7,000,000	$7,000		168,000		175,000
								-
Stock Compensation Expense						128,911		128,911

Net loss for the period ended March 31, 2010							(849,604)	(849,604)

Balances March 31, 2010	4,230,002	$4,230	64,380,047	$64,380	$-	$5,285,701	$(3,421,861)	$1,932,451

Issuance of common stock for cash
April 5, 2010 one issuance at $0.45			26,500	$27		11,898		11,925
April 5, 2010 one issuance at $0.45			155,400	$155		69,775		69,930
April 5, 2010 one issuance at $0.45			22,222	$22		9,978		10,000
June 2, 2010 one issuance at $0.45			50,000	$50		22,450		22,500
June 18, 2010 one issuance at $0.45			534,192	$534		239,852		240,386
Issuance of common stock for services
June 2, 2010 one issuance at $0.45			15,000	$15		6,735		6,750
June 2, 2010 one issuance at $0.45			4,522	$5		2,030		2,035
June 2, 2010 one issuance at $0.45			55,555	$56		24,944		25,000
June 18, 2010 one issuance at $0.45			200,000	$200		89,800		90,000
								-
Conversion of preferred shares to common shares at 1.25 to 1	(1,000,000)	(1,000)	1,250,000	$1,250		(250)		-

Issuance of common stock to adjust issue price			11,111	$11		4,989		5,000

Stock Compensation Expense						128,910		128,910

Net loss for the period ended June 30, 2010							(856,139)	(856,139)

Balances June 30, 2010	3,230,002	$3,230	66,704,549	$66,705	$-	$5,896,813	$(4,278,000)	$1,688,748

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $4,149,090 from the period of July 3, 2006 (Inception) through June 30, 2010 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2010 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share:

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2010, there were 2,100,000 stock options and 1,328,027 stock warrants issued and outstanding that could dilute future earnings.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable, common stock and preferred stock. At June 30, 2010 and December 31, 2009, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
It Measured at fair value at date of purchase:
Investment in WebSafety Technology	$2,700,000			$2,700,000	$-	$-

Note 3. Property and Equipment

Property and equipment consist of the following at :

	June 30 2010	December 31, 2009
Computer Equipment	$15,715	$15,715

Web Site Software	166,178	150,963
Accumulated depreciation	(40,799)	(13,862)
Total	$141,094	$152,816

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

The intended write-off did not include web site development costs of $201,523.  The Company plans to utilize the web site to launch the WebSafety software products and expects to generate revenues in the future.  The purchase of WebSafety assets from WQN, Inc. did not change the recoverability of the carrying amount of the capitalized website development cost and therefore is not considered impaired in accordance with FASB ASC 360-10 (Prior authoritative literature: FASB Statement No. 144, paragraph 8).  The website development costs will be amortized over its useful life once the Websafety software products are put in use in accordance with FASB ASC 350-30-50 (Prior authoritative literature: FASB Statement No. 142, “Goodwill and Other Intangible Assets”).

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

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 5. Intangible Asset

As a result of the Websafety Technology asset purchase, the Company gained all rights of ownership to the intellectual property of Websafety Technology.  The Company invested an additional $122,815 to develop technology to complete the project.  On October 1, 2009, the Company deemed the technology ready to be sold and used by the general public.  The Company recorded the Intangible Asset in the amount of $2,822,815 and elected to amortize the asset over a 36 month period.

	June 30, 2010	December 31, 2009
Intangible assets
Websafety Technology	$2,822,815	$2,822,815
Total intangible assets before accumulated amortization	2,822,815	2,822,015

Less accumulated amortization	705,704	235,235
Total intangible assets	2,117,111	2,587,580

Amortization expense for the period ending June 30, 2010 and for fiscal 2009 was $235,235.  Accumulated amortization at June 30, 2010 was $705,704.

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

•	The Company came out of development in October 2009 with a fully-marketable product.

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
June 30, 2010

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
Due to a current-period operating or cash flow loss combined with a history of operating or cash flow losses associated with the use of our WebSafety Technology for the period ended June 30, 2010, Management deemed an impairment analysis necessary in accordance with ASC 360-10-35.

•
Revenue in the six months-ended June 30, 2010 was approximately $122,000.  Given the fact that this was our second quarter as an operating company, management expected sales to be relatively small and gradually increase as the Company continued to roll-out its marketing plan.  Revenue increased by 270% in the first six months of 2010, compared to the year-ended 2009.  This percent increase was comparable to Management’s expectations.

•	Our gross revenue assumptions were based on the projected number of subscribers. Revenues are based on our established pricing models multiplied times the projected number of subscribers.

•	Gross margin is determined primarily by established commission rates for direct sales along with the amortization of the WebSafety Technology asset.

Based on our analysis as described above, we expect future undiscounted operating cash flows derived from the WebSafety Technology asset  to exceed the carrying value of the asset as of June 30, 2010 and therefore concluded that no impairment was necessary. Based on our analysis as described above, we expect future undiscounted operating cash flows derived from the WebSafety Technology asset  to exceed the carrying value of the asset as of June 30, 2010 and therefore concluded that no impairment was necessary.  However, to the extent actual results due not match projections and expectations an impairment charge might be necessary.

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

A principal of Auburg Adams LLC is a minority shareholder in WebSafety, Inc.

Note 7. Stock Issuances
During the Six-Month period ended June 30, 2010 we had the following common stock issuances.

Date	Number of Shares	Value
January 2010	2,028,000	$128,120
February 2010	-
March 2010	7,456,333	220,350
April 2010	204,122	$91,855
June 2010	2,120,380	$391,671
Total Common Issuances	11,808,835	$831,996

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

In addition to the common stock issued above, during the six month period ended June 30, 2010, we also recorded $21,250 of common stock cash receipts that at June 30, 2010 had not been issued.  These receipts were recorded as a current liability at June 30, 2010 and will be issued in the third quarter of 2010.   We also converted 1,000,000 preferred shares issued at $.30 to 1.25 common shares for a total of 1,250,000 common stock issued.  We also adjusted an issue price in the prior quarter, we issued 100,000 common stock on January 6, 2010 at $0.50 a share for a total of $50,000.  We adjusted the price to $0.45 and issued an additional 11,111 for total issuance of 111,111 common stock shares at $0.45 for $50,000.

Note 8. Related party transactions

In the aggregate, during the six month period ended June 30, 2010, the Company owed to related parties $ for consulting, legal and marketing services as reflected below.

Owed To	Consulting	Legal Services	Placement Fee	Accounting
Rowland W. Day II	$175,000	$109,512
John Williams				$4,869
Litchfield Enterprises, Inc.			$30,000

Rowland W. Day II is an affiliate in that he is a more than a 15% beneficial shareholder in the Company.  Mr. Day is our CEO and a director.  John Williams was the former contract Treasurer and CFO of the Company and is the Chief Accounting Officer of WQN, Inc. Mr. Williams resigned May 25, 2010.

The services that were provided are outlined below.

Legal- Rowland Day is the Company’s legal counsel. The amount listed in the above table for Legal Services includes $56,334 for expense reimbursement, that has not been repaid to Mr. Day.

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

Note 9. Facilities

The Company’s corporate headquarters are presently located at 2201 W Royal Lane, Suite 200, Irving, Texas 75063.

On March 22, 2010, we entered into a five year lease agreement for 5,502 square feet of corporate office space located in Irving, Texas.  The total lease payment will be $472,255 over the five year period beginning May 1, 2010 and expiring on April 30, 2015.  Total annual lease payments are $70,609 in the first year, $96,285 in the second year, $99,036 in the third year, $101,787 in the fourth year and $104,538 in the fifth year.  We expect this space to meet our needs for the foreseeable future.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 10. Sales and Marketing Program

In July 2010 we entered into a sales and marketing agreement with Manage Mobility.  Manage Mobility manages Telecom services for corporations and muncipalities and intends to market our products to their clients.

Management has developed direct selling, multi-level-marketing channels for the sales of the Websafety PC and Cell safety. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

Note 11. Revenue Recognition

In August of 2009 the Company began recognizing revenue from the sales of WebSafety products.  WebSafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations.  For the period August 2009 through March 2010 customers purchased annual subscriptions to the WebSafety service.  Since this revenue is earned over a 12-month period, the company recognizes 1/12 of sales in the month of sale.  The remaining 11/12 of revenue is deferred and recognized equally over an 11-month period.

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

Note 13.  Off-balance sheet arrangements

At June 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

Note 14.   Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In June 2010, the Company and Mr. Jolley agreed to settle the pending arbitration.  According to the settlement the Company must issue 80,000 shares of common stock to Mr. Jolley and receive a full release from Mr. Jolley.

Note 15-Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  Also, under the private placement agreement, the Company grants Litchfield Enterprises, Inc. one (1) warrant exercisible at $.80 per share for each share sold.  These warrants will be valid for one (1) year from the date of issuance. As of June 30, 2010, we issued 734,192 shares of common stock to Litchfield and their investors along with  600,000 warrants.

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  As of June 30, 2010, 233,333 of the options had vested.

For the six months ended June 30, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $257,821.  There were no stock options or shares granted or outstanding prior to September 30, 2009, therefore no compensation expense was recorded for the three months ended June 30, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount o this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

Six months Ended
June 30, 2010

Expected dividend yield	0%
Expected stock price volatility	418.5%
Risk-free interest rate (1)	1.56%

The Company has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 6/30/2009	Date	Date

9/10/09	100,000	$0.35	100,000	9/10/2014	9/102010
9/14/09	100,000	0.10	100,000	9/14/2014	9/14/2010
9/14/09	500,000	0.10	500,000	9/14/2014	9/14/2010
01/08/10	900,000	.025	900,000	01/08/13	01/08/13
01/08/10	500,000	.025	500,000	01/08/13	01/08/13

Total			2,100,000

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average		Aggregate
Subject to Exercise	Options	Price	Life (Years)		Value

Outstanding as of September, 2008	-	$-	-		-
Granted – 2009	700,000	$0.214	5.00	.	$150,000
Forfeited – 2009	-	$	-		-
Exercised – 2009	-	$-	-		-
Granted – 2010	1,400,000	$0.975	5.00		$1,365,000
Forfeited – 2010	-	$-	-		-
Exercised – 2010	-	$-	-		-
Outstanding as of June 30, 2010	2,100,000	$0.721	5.00		$1,515,000

Exercisable as of June 30, 2010	233,333	$-	-		$-

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

The weighted-average grant date fair value of options outstanding at June 30, 2010 was $0.062. The total intrinsic value of options exercised during the three months ended June 30, 2010 was $0

The following table summarizes the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan.

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of June 30, 2010	-	$
Non-vested granted — three months ended June 30, 2010	2,100,000		$0.062
Vested — three months ended June 30, 2010	233,333		$0.00
Forfeited — three months ended June 30, 2010	-	$
Non-vested as of June 30, 2010	1,866,667		$0.062

As of June 30, 2010 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $1,370,761.  These costs are expected to be recognized on a straight line basis from September 10, 2009 through January 08, 2015.  The total fair value of options and shares vested during the year period ended June 30, 2010 was $137,200.

Note 17. Subsequent Events

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In June 2010, the Company and Mr. Jolley agreed to settled the pending arbitration.  According to the settlement the Company must issue 80,000 shares of common stock to Mr. Jolley and receive a full release from Mr. Jolley.

On August 6, 2010, the Company retained Aegis Capital as an exclusive placement agent to raise a minimum of $1,350,000 and a maximum of $5,400,000 of capital for the Company.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements as of, and for the three and six months ended June 30, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009. Certain items have been reclassified to conform to the current year’s presentation.

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

Cumulatively through June 30, 2010 we have raised $2,434,691 through the sale of common and preferred stock the proceeds of which are being used to implement WebSafety’s plan of operations. This funding has been utilized in the furtherance of our plan of operations. Future funding is intended to be used in the commercialization process.

Results of Operations

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenue

Revenues were $76,712 during the three months ended June 30, 2010.  We did not record any revenues for the three months ended June 30, 2009.

Cost of Revenue

Cost of revenue was $26,785 during the three months ended June 30, 2010.  We did not record any cost of revenues for the three months ended June 30, 2009.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended June 30, 2010 we sustained a net operating loss of $856,139 compared to a net operating loss of $156,764 for the three months ended June 30, 2009.  The $699,375 net operating loss increase was mainly due to  higher general and administrative expense, which increased primarily due to an expansion in marketing and sales expenses.  Also, an increase in depreciation and amortization expense of $248,338 for the three months ended June 30, 2010.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenue

Revenues were $122,490 during the six months ended June 30, 2010.  We did not record any revenues for the three months ended June 30, 2009.

Cost of Revenue

Cost of revenue was $58,142 during the six months ended June 30, 2010.  We did not record any cost of revenues for the six months ended June 30, 2009.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the six months ended June 30, 2010 we sustained a net operating loss of $1,705,743 compared to a net operating loss of $574,550 for the six months ended June 30, 2009.  The $1,131,193 net operating loss increase was mainly due to higher general and administrative expense, which increased primarily due to an expansion in marketing and sales expenses.  Also, an increase in depreciation and amortization expense of $497,406 for the six months ended June 30, 2010 was offset by a $245,000 decrease in option to acquire expense for the six months ended June 30, 2009.

Financial Condition

Cash on hand at June 30, 2010 was $55,823 and working capital (the excess of current assets over current liabilities) was a negative $576,278 compared with  $442,542 at  December 31, 2009. The decrease in working capital was primarily attributable to increased disbursements in 2010 for payroll, marketing, legal, professional and other costs relating to the implementation of the operating plan.

Other assets decreased to $2,123,931 at June 30, 2010 from $2,594,400 at December 31, 2009.  The decrease in other assets was a result of $235,235 of amortization related to the WebSafety Technology asset.   Total current liabilities increase to $632,101 at June 30, 2010 from $465,461.  The increase was due to increased payables for marketing, legal, professional and other costs relating to the implementation of the operating plan

Stockholders’ equity was $1,688,748 at June 30, 2010 compared to $2,304,674 at December 31, 2009.  The $615,927 decrease was due to the issuance of $831,996 worth of common shares and $128,910 of additional paid-in capital related to the compensation expense for stock options off-set by net operating losses of $1,705,743 for the six months ended June 30, 2010.

Liquidity

Cumulatively, through June 30, 2010, the Company had raised $2,434,691 in new equity including $359,741 being raised in Second Quarter 2010 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations. On February 8, 2010, the Company signed a non-exclusive consulting agreement Litchfield Enterprises, Inc. (LEI).  Through this agreement, LEI will assist with a private placement of the Company’s stock.  Per this agreement, LEI will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share. (See “Note 15-Private Placement Agreement” for further discussion).  If successful, the LEI private placement should generate sufficient capital needed to fund the Company through the fourth quarter of 2010; at which time Management expects operations to be generating positive cash flows.

There is no assurance that the Company will be successful with the LEI private placement or with the placement agent.  On August 6, 2010, the Company entered into a placement agreement with Aegis Capital (“Aegis”).  Aegis will act as the Company’s exclusive placement agent on a best efforts basis to raise a minimum of $1,350,000 and up to a maximum of $5,400,000.  It is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.  There can be no assurance that we will be able to raise any more additional capital on terms that are beneficial to us.

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

Off-balance sheet arrangements

At June 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer/ Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the third quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In June 2010 we agreed to settle the arbitration with Mr. Jolley.  According to the settlement the Company must issue 80,000 shares of common stock and received a full release.

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

APPROXIMATELY 41% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of August 9, 2010, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 41% of our 66,876,744 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period ending June 30, 2010, the Company sold 397,223shares of its unregistered common stock to various accredited investors for proceeds of $178,750.  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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

WEBSAFETY, INC.

Date:	August 18, 2010	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer