Form 10-Q/A
period 2010-03-31
WebSafety, Inc.
filed 2010-10-07
CIK 1388295

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

EXPLANATORY NOTE

This Amendment No. 1, or this Amendment, to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, or the Quarterly Report, is being filed to properly reflect the status of management’s assessment of internal control.

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

WEBSAFETY, INC.

Date:	October 7, 2010	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer