Form 10-Q
period 2010-09-30
WebSafety, Inc.
filed 2010-11-22
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
Or
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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2010:

Class	Outstanding shares as of November 22, 2010
Common Stock, $0.001 par value	70,777,862

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

WEBSAFETY, Inc.
 Formerly Known as BlindSpot Alert, Inc.
 BALANCE SHEETS

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash	$42,489	$5,748
Accounts receivable	-	17,171
Total current assets	42,489	22,919

Property and Equipment:
Computer equipment, computer software and furniture, net	12,199	14,433
Software license and website development, net	115,332	138,383
Total property and equipment	127,531	152,816

Other Assets:
Deposits	6,837	6,820
WebSafety Technology, net	1,881,877	2,587,580
Total other assets	1,888,714	2,594,400

	$2,058,734	$2,770,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$266,578	$152,359
Accrued expense	43,193	13,868
Deferred revenue	20,591	114,740
Shareholder Loan	380,999	81,374
Liability to issue shares	150,762	103,120
Total current liabilities	862,123	465,461

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares authorized, 2,863,335 and 4,230,002 shares issued and outstanding respectively	2,863	4,230

Common stock; $.001 par value, 300,000,000 shares authorized, 68,477,860 and 54,895,714 shares issued and outstanding, respectively	68,478	54,896

Additional paid in capital	6,562,557	4,817,805
Deficit accumulated	(5,437,287)	(2,572,257)
Total stockholders' equity	1,196,611	2,304,674

	$2,058,734	$2,770,135

The accompanying notes are an integral part of these financial statements.

WebSafety, Inc.
 Formerly Known as BlindSpot Alert, Inc.
 STATEMENTS OF OPERATIONS
 For The Three  and Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	(Unaudited)		(Unaudited)
	For The Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$119,779	$4,788	$242,269	$4,788
Cost of goods sold	(50,127)	-	(108,269)
Gross margin	69,652	4,788	134,000	4,788

Operating expenses:
General and administrative expenses	975,184	368,354	2,245,369	697,903
Impairment loss	-	300,000	-	300,000
Research & Development	-	-	2,500	-
Depreciation and amortization expense	248,847	588	746,253	588
Total operating expenses	1,224,031	668,942	2,994,122	998,491

(Loss) from operations	(1,154,379)	(664,154)	(2,860,122)	(993,703)

Other income (expense):
Loss on option acquire	-	-	-	(245,000)
Interest expense	(4,908)	-	(4,908)	-
Total other income (expense)	(4,908)	-	(4,908)	(245,000)

(Loss) before provision for income taxes	(1,159,287)	(664,154)	(2,865,030)	(1,238,703)
Provision for income taxes			-

Net (loss)	$(1,159,287)	$(664,154)	$(2,865,030)	$(1,238,703)

Basic and diluted loss per share	$(0.017)	$(0.022)	$(0.045)	$(0.050)

Basic and diluted weighted average common shares outstanding	67,107,250	30,065,714	63,216,245	24,917,017

The accompanying notes are an integral part of these financial statements.

Websafety, Inc.
 Formerly Known as BlindSpot Alert, Inc.
  STATEMENTS OF CASH FLOWS
 For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(2,865,030)	$(1,238,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	746,253	588
Stock issued for services	989,542	36,583
Impairment charge for WQN License	-	300,000
Loss on option expiration	-	245,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,171	(4,625)
Decrease in prepaid expense	-	7,137
Decrease in subscriptions receivable	-	200
Decrease in advance to shareholder	-	(1,104)
Increase in deposit	(17)	(2,297)
Increase in accounts payable	114,219	38,636
Decrease in deferred revenue	(94,149)	41,372
Increase in Liability to Issue Shares	47,642	-
Increase in accrued expense	29,325	13,818
Net cash (used in) operating activities	(1,015,044)	(563,395)

Investing activities:
Purchase of long term assets	(15,265)	(134,528)
Increase (decrease) investment in option to acquire	-	(150,000)
Net cash (used in) investing activities	(15,265)	(284,528)

Financing activities:
Proceeds from borrowing	100,000	-
Proceeds of advances from shareholders	299,625	-
Proceeds from stock sales	667,425	744,000
Net cash provided by financing activities	1,067,050	744,000

Net changes in cash	36,741	(103,923)

Cash, beginning of year	5,748	224,269

Cash, end of period	$42,489	$120,346

Cash paid during the period for:
Interest paid	-	90
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$289,919	$32,500
Voluntary conversion of shareholders advance to pain in Capital	$-	$-
Common stock issued for equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as BlindSpot Alert, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)
Balances December 31, 2008	3,833,335	$3,833	22,300,000	$22,300	$(200)	$1,357,967	$(644,808)	$739,092

Subscription receivable paid					200			200

Issuance of preferred stock for cash
May 8, 2009 one issuance at $0.30	133,334	134				39,866		40,000
May 11, 2009 one issuance at $0.30	56,667	57				16,943		17,000
June 4, 2009 four issuances at $0.30	40,000	40				11,960		12,000

Issuance of preferred stock for cash
September 14, 2009 one issuance at $0.30	166,666	167				49,833		50,000

Issuance of common stock for services
July 9, 2009 one issuance at $0.01			1,800,000	$1,800		16,200		18,000
July 9, 2009 one issuance at $0.01			1,000,000	$1,000		9,000		10,000
September 14, 2009 one issuance at $0.001			1,000,000	$1,000		-		1,000
September 14, 2009 one issuance at $0.35			10,000	$10		3,490		3,500

Issuance of common stock for WebSafety Technology:
September 14, 2009 one issuance at $0.001			27,000,000	$27,000		2,673,000		2,700,000

Issuance of common stock for cash
August 31, 2009 one issuance at $0.35			1,000,000	$1,000		349,000		350,000
September 14, 2009 one issuance at $0.35			100,000	$100		34,900		35,000
September 14, 2009 one issuance at $0.35			142,857	$143		49,857		50,000

October 5, 2009 one issuance at $0.35			542,857	$543		189,457		190,000

Stock Compensation Expense						16,331		16,331

Net loss for the period ended December 31, 2009							(1,927,449)	(1,927,449)

Balances December 31, 2009	4,230,002	$4,230	54,895,714	$54,896	$-	$4,817,805	$(2,572,257)	$2,304,674

Issuance of common stock for cash
January 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
January 27, 2010 one issuance at $0.043			1,600,000	$1,600		68,400		70,000
March 9, 2010 one issuance at $0.05			400,000	$400		19,600		20,000
March 9, 2010 one issuance at $0.045			33,333	$33		14,967		15,000
March 9, 2010 one issuance at $0.045			23,000	$23		10,327		10,350
								-
Issuance of common stock for services								-
January 6, 2010 one issuance at $0.04			100,000	$100		3,900		4,000
January 6, 2010 one issuance at $0.04			200,000	$200		7,800		8,000
January 6, 2010 one issuance at $0.04			28,000	$28		1,092		1,120
March 17, 2010 one issuance at $0.025			7,000,000	$7,000		168,000		175,000
								-
Stock Compensation Expense						128,911		128,911

Net loss for the period ended March 31, 2010							(849,604)	(849,604)

Balances March 31, 2010	4,230,002	$4,230	64,380,047	$64,380	$-	$5,285,702	$(3,421,861)	$1,932,451

Issuance of common stock for cash
April 5, 2010 one issuance at $0.45			26,500	$27		11,898		11,925
April 5, 2010 one issuance at $0.45			155,400	$155		69,775		69,930
April 5, 2010 one issuance at $0.45			22,222	$22		9,978		10,000
June 2, 2010 one issuance at $0.45			50,000	$50		22,450		22,500
June 18, 2010 one issuance at $0.45			534,192	$534		239,852		240,386
								-
Issuance of common stock for services								-
June 2, 2010 one issuance at $0.45			15,000	$15		6,735		6,750
June 2, 2010 one issuance at $0.45			4,522	$5		2,030		2,035
June 2, 2010 one issuance at $0.45			55,555	$56		24,944		25,000
June 18, 2010 one issuance at $0.45			200,000	$200		89,800		90,000
								-
Conversion of preferred shares to common shares at 1.25 to 1	(1,000,000)	(1,000)	1,250,000	$1,250		(250)		-

Issuance of common stock to adjust issue price			11,111	$11		4,989		5,000

Stock Compensation Expense						128,910		128,910

Net loss for the period ended June 30, 2010							(856,139)	(856,139)

Balances June 30, 2010	3,230,002	$3,230	66,704,549	$66,705	$-	$5,896,813	$(4,278,000)	$1,688,748

Issuance of common stock for cash
August 6, 2010 one issuance at $0.45			47,223	$47		21,203		21,250
September 7, 2010 one issuance at $0.45			124,446	$124		55,876		56,001
September 15, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
September 22, 2010 one issuance at $0.45			55,740	$56		25,027		25,083
								-
Issuance of common stock for services								-
August 6, 2010 one issuance at $0.45			25,000	$25		975		1,000
August 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
September 15, 2010 one issuance at $0.25			135,000	$135		33,615		33,750
September 15, 2010 one issuance at $0.40			125,000	$125		49,875		50,000
September 15, 2010 one issuance at $0.45			42,500	$43		19,083		19,125
September 22, 2010 one issuance at $0.45			10,068	$10		4,521		4,531
September 22, 2010 one issuance at $0.25			550,000	$550		136,950		137,500
								-
Conversion of preferred shares to common shares at 1.25 to 1	(366,667)	(367)	458,334	$458		(92)		-

Stock Compensation Expense						128,910		128,910
Beneficial Conversion Feature of Promissory Note						100,000		100,000
Net loss for the period ended September 30, 2010							(1,159,287)	(1,159,287)

Balances September 30, 2010	2,863,335	$2,863	68,477,860	$68,478	$-	$6,562,557	$(5,437,287)	$1,196,611

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by Websafety ( the Company) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $5,437,287 from the period of July 3, 2006 (Inception) through September 30, 2010 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2010 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2010, there were 2,100,000 stock options and 1,393,235 stock warrants issued and outstanding that could dilute future earnings.

Stock-Based Compensation

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
SEPTEMBER 30, 2010

Stock Based Compensation-continued

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

Beneficial Conversion Feature

Costs incurred with parties who are providing financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These discounts are generally amortized over the life of the related debt.  In certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds associated to the convertible instrument.  In such situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable, common stock and preferred stock. At September 30, 2010 and December 31, 2009, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

Note 3. Property and Equipment

Property and equipment consist of the following at :

	September 30, 2010	December 31, 2009
Computer Equipment	$15,715	$15,715

Web Site Software	165,928	150,963
Accumulated depreciation	(54,112)	(13,862)
Total	$127,531	$152,816

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
SEPTEMBER 30, 2010

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

	September 30, 2010	December 31, 2009
Intangible assets
Websafety Technology	$2,822,815	$2,822,815

Less accumulated amortization	(940,938)	(235,235)
Total intangible assets	$1,881,887	$2,587,580

Amortization expense for the three months ended September 30, 2010 and for fiscal 2009 was $235,235.  Accumulated amortization at September 30, 2010 was $940,938.

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
SEPTEMBER 30, 2010

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

Due to similar operating results between December 31, 2009 and September 30, 2010, Management deemed an impairment analysis necessary in accordance with ASC 360-10-35.

•
Revenue in the nine months-ended September 30, 2010 was approximately $242,269.  Given the fact that this was our fourth quarter as an operating company, management expected sales to be relatively small and gradually increase as the Company continued to roll-out its marketing plan.

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

Based on our analysis as described above, we expect future undiscounted operating cash flows derived from the WebSafety Technology asset  to exceed the carrying value of the asset as of September 30, 2010 and therefore concluded that no impairment was necessary.

Note 6. Note Payable

On September 22, 2010, the Company received a loan in the amount of $100,000, due March 22, 2011 including interest at 5%.  The promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.10 per share.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Due to the market price per share of $0.35 at the date of commitment (September 22, 2010), the Company determined that there was a beneficial conversion feature on the promissory note of approximately $250,000.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory note, management discounted the note 100% in accordance with rule and regulations surrounding the accounting for convertible securities with beneficial conversion features.

Note 7. Option to acquire and expiration

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

A principal of Auburg Adams LLC is a minority shareholder in WebSafety, Inc.

Note 8. Stock Issuances

During the Nine-Month period ended September 30, 2010 we had the following common stock issuances.

Date	Number of Shares	Value
January 2010	2,028,000	$128,120
February 2010	-	-
March 2010	7,456,333	220,350
April 2010	204,122	91,855
June 2010	2,120,380	391,671
August 2010	630,557	67,250
September 2010	1,142,754	370,989
Total Common Issuances	13,582,146	$1,270,235

In addition to the common stock issued above, during the nine month period ended September 30, 2010, we also recorded $150,762 of common stock cash receipts that at September 30, 2010 had not been issued.  These receipts were recorded as a current liability at September 30, 2010 and will be issued in the fourth quarter of 2010.   We also converted 1,366,667 preferred shares issued at $.30 to 1.25 common shares for a total of 1,708,334 common stock issued.  At June 30, 2010 we also adjusted an issue price from the first quarter, we issued 100,000 common stock on January 6, 2010 at $0.50 a share for a total of $50,000.  We adjusted the price to $0.45 and issued an additional 11,111 for total issuance of 111,111 common stock shares at $0.45 for $50,000.

Note 9. Related party transactions

In the aggregate, during the nine month period ended September 30, 2010, the Company owed to related parties $564,288 for consulting, legal and marketing services as reflected below.

Owed To	Consulting	Legal Services	Loan	Accounting

Rowland W. Day II	$175,000	$230,758	$150,241
John Williams				$8,289

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Note 10. Facilities

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

Note 11. Sales and Marketing Program

In July 2010 we entered into a sales and marketing agreement with Manage Mobility.  Manage Mobility manages Telecom services for corporations and municipalities and intends to market our products to their clients.

In October 2010 we entered into an agreement with AAA of Northwest Ohio.  AAA of Northwest Ohio offers auto related products and services to their members.

Management has developed direct selling, multi-level-marketing channels for the sales of the Websafety PC and Cellular products. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 12. Revenue Recognition

In August of 2009 the Company began recognizing revenue from the sales of WebSafety products.  WebSafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations.  For the period August 2009 through March 2010 customers purchased annual subscriptions to the WebSafety service.  Since this revenue is earned over a 12-month period, the company recognizes 1/12 of sales in the month of sale.  The remaining 11/12 of revenue is deferred and recognized equally over an 11-month period.  After March 2010 WebSafety changed to monthly subscriptions.

Note 13. Newly issued pronouncements

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

Note 14.  Off-balance sheet arrangements

At September 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Note 15. Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In June 2010, the Company and Mr. Jolley settled the pending arbitration.  According to the settlement the Company must issue 85,000 shares of common stock to Mr. Jolley and receive a full release from Mr. Jolley.

Note 16. Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  Also, under the private placement agreement, the Company granted Litchfield Enterprises, Inc. one (1) warrant exercisable at $.80 per share for each share of their private placement placed.  These warrants will be valid for one (1) year from the date of issuance.  As of September 30, 2010, we issued 800,000 shares of common stock to Litchfield and their investors along with 600,000 warrants.

On September 11, 2010 Wakabayashi Fund, LLC. signed a non-exclusive consulting agreement with the Company to act as a capital consultant for a six month period.  Under the private placement agreement, the Company agrees to pay Wakabayashi a success fee of seven percent (7%), inclusive of all fees, in cash of the amount of capital raised as a result of contact by Wakabayashi.

Note 17. Stock Based Compensation

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
SEPTEMBER 30, 2010

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  As of September 30, 2010, 268,666 of the stock options had vested.

For the nine months ended September 30, 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $128,910.  There were no stock options or shares granted or outstanding prior to September 30, 2009, therefore no compensation expense was recorded for the three months ended June 30, 2009.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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
September 30, 2010

Expected dividend yield	0%
Expected stock price volatility	418.5%
Risk-free interest rate (1)	1.56%

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

The Company has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration	Vesting
Grant	Granted	Price	As of 9/30/2009	Date	Date

9/10/09	100,000	$0.35	100,000	9/10/2014	9/102010
9/14/09	100,000	0.10	100,000	9/14/2014	9/14/2010
9/14/09	500,000	0.10	500,000	9/14/2014	9/14/2010
01/08/10	900,000	.025	900,000	01/08/13	01/08/13
01/08/10	500,000	.025	500,000	01/08/13	01/08/13

Total			2,100,000

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of September, 2008	-	$-	-	-
Granted – 2009	700,000	$0.214	5.00	$150,000
Forfeited – 2009	-	$	-	-
Exercised – 2009	-	$-	-	-
Granted – 2010	1,400,000	$0.975	5.00	$1,365,000
Forfeited – 2010	-	$-	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of September 30, 2010	2,100,000	$0.721	5.00	$1,515,000

Exercisable as of September 30, 2010	268,866	$-	-	$-

The weighted-average grant date fair value of options outstanding at September 30, 2010 was $0.062. The total intrinsic value of options exercised during the three months ended September 30, 2010 was $0.

The following table summarizes the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan.

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of September 30, 2010	-	$
Non-vested granted —nine months ended September 30, 2010	2,100,000		$0.062
Vested — nine months ended September 30, 2010	268,666		$0.00
Forfeited — nine months ended September 30, 2010	-	$
Non-vested as of September 30, 2010	1,831,334		$0.062

WEBSAFETY, INC.
Formerly Known as Blindspot Alert, Inc.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

As of September 30, 2010 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $1,370,761.  These costs are expected to be recognized on a straight line basis from September 10, 2009 through January 08, 2015.  The total fair value of options and shares vested during the year period ended September 30, 2010 was $205,738.

Note 17. Subsequent Events

On August 25, 2009, the Company terminated President Clifton Jolley for cause.  In June 2010, the Company and Mr. Jolley agreed to settle the pending arbitration.  According to the settlement the Company must issued 85,000 shares of common stock to Mr. Jolley and receive a full release from Mr. Jolley.

Note 18. Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current period presentation.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements as of, and for the three and nine months ended September 30, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009. Certain items have been reclassified to conform to the current year’s presentation.

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

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as The WebSafety Technology and Software for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the September 30, 2008 license agreement.

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

Cumulatively through September 30, 2010 we have raised $2,577,024 through the sale of common and preferred stock.  The proceeds of which are being used to implement WebSafety’s plan of operations.  This funding has been utilized in the furtherance of our plan of operations.  Future funding is intended to be used in the commercialization process.

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenue

Revenues were $119,779 during the three months ended September 30, 2010 compared to revenues of $4,788 for the three months ended September 30, 2009.

Cost of Revenue

Cost of revenue was $50,127 during the three months ended September 30, 2010.  We did not record any cost of revenues for the three months ended September 30, 2009.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended September 30, 2010 we sustained a net operating loss of $1,159,287 compared to a net operating loss of $664,154 for the three months ended September 30, 2009.  The $445,133 net operating loss increase was mainly due to higher general and administrative expense, which increased primarily due to an expansion in marketing and sales expense.  Also, there was an increase in depreciation and amortization of $248,259 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenue

Revenues were $242,269 during the nine months ended September 30, 2010 compared to revenues of $4,788 for the nine months ended September 30, 2009.

Cost of Revenue

Cost of revenue was $108,269 during the nine months ended September 30, 2010.  We did not record any cost of revenues for the nine months ended September 30, 2009.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the nine months ended September 30, 2010 we sustained a net operating loss of $2,865,030 compared to a net operating loss of $1,238,703 for the nine months ended September 30, 2009.  The $1,626,327 net operating loss increase was mainly due to higher general and administrative expense which increased primarily due to an expansion in marketing and sales expense.  Also, an increase in depreciation and amortization expense of $745,665 for the nine months ended September 30, 2010 was offset by a $245,000 decrease in option to acquire expense for the nine months ended September 30, 2009.

Financial Condition

Cash on hand at September 30, 2010 was $42,489 and working capital (the excess of current assets over current liabilities) was a negative $819,634 compared with $442,542 at December 31, 2009. The decrease in working capital was primarily attributable to increased disbursements in 2010 for payroll, marketing, legal, professional and other costs relating to the implementation of the operating plan.

Other assets decreased to $1,888,714 at September 30, 2010 from $2,594,400 at December 31, 2009.  The decrease in other assets was primarily a result of $705,703 of amortization related to the WebSafety Technology asset.   Total current liabilities increase to $862,123 at September 30, 2010 from $465,461.  The increase was due to increased payables for marketing, legal, professional and other costs relating to the implementation of the operating plan.

Stockholders’ equity was $1,196,611 at September 30, 2010 compared to $2,304,674 at December 31, 2009.  The $1,108,063 decrease was due to the issuance of $1,371,603 worth of common shares and $386,731 of additional paid-in capital related to the compensation expense for stock options off-set by net operating losses of $2,845,030 for the nine months ended September 30, 2010.

Liquidity

Cumulatively, through September 30, 2010, the Company had raised $2,682,025 in new equity including $247,334 being raised in the Third Quarter 2010 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations. On February 8, 2010, the Company signed a non-exclusive consulting agreement Litchfield Enterprises, Inc. (LEI).  Through this agreement, LEI will assist with a private placement of the Company’s stock.  Per this agreement, LEI will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share. (See “Note 15-Private Placement Agreement” for further discussion). If successful, the LEI private placement should generate sufficient capital needed to fund the Company through the fourth quarter of 2010.

There is no assurance that the Company will be successful with the LEI private placement or with the placement agent.  On August 6, 2010, the Company entered into a placement agreement with Aegis Capital (“Aegis”).  Aegis was to act as the Company’s exclusive placement agent on a best efforts basis to raiser a minimum of $1,350,000 and up to a maximum of $5,400,000.  This agreement was terminated on September 20, 2010.  It is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.  There can be no assurance that we will be able to raise any more additional capital on terms that are beneficial to us.

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

Off-balance sheet arrangements

At September 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

There have been no significant changes in our internal controls over financial reporting during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In July 2010 we settled the arbitration with Mr. Jolley.  According to the settlement the Company must issue 85,000 shares of common stock and received a full release.  The Company has completed the settlement agreement and has notified the Arbitrator and the Arbitrator is waiting for Mr. Jolley's signed agreement."

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

APPROXIMATELY 39% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of August 9, 2010, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 39% of our 68,477,860 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period ending September 30, 2010, the Company sold 271,669 shares of its unregistered common stock to various accredited investors for proceeds of $167,333.  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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

WEBSAFETY, INC.

Date:	November 22, 2010	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer