Form 10-K
period 2010-12-31
WebSafety, Inc.
filed 2011-04-14
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140378

WEBSAFETY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $42,882,894 based on 23,823,830 non-affiliate shares outstanding as of June 30, 2010 (Registrant’s most recently completed Second Fiscal Quarter).  Computed by reference to the price at which the common equity was last sold which was $1.80 per share.

As of April 13, 2011, there were 72,623,830 shares of common stock, $0.001 par value, outstanding.

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

TABLE OF CONTENTS

PAGE
PART I
Item 1: Business	4
Item 1A: Risk Factors	5
Item 2: Description of Property	7
Item 3: Legal Proceedings	7
Item 4: Submission of Matters to a Vote of Security Holder	7
PART II
Item 5: Market for Registrant’s Common Equity. Related Stockholder Matters and Issuer Purchases of Equity	8
Item 6: Selected Financial Data	8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	8
Item 7A: Quantitative and Qualitative Disclosures about Market Risk	10
Item 8: Financial Statements and Supplementary Data	10
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	11
Item 9A(T) Controls and Procedures	11
Item 9B Other Information	12
Part III
Item 10: Directors, Executive Officers and Corporate Governance	12
Item 11. Executive Compensation	13
Item 12: Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13: Certain Relationships and Related Transactions, and Director Independence	14
Item 14: Principal Accounting Fees and Services	14
Part IV
Item 15: Exhibits, Financial Statement Schedules	15
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

From June 2008 through December 31, 2009 we refined our website and we commenced limited revenue activity in the fourth quarter of 2009.  We intend to market our products and services through relationships developed with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations. We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto related companies, auto insurers, telecom logistic companies and cell phone manufacturers.

Business of Issuer

We focus on marketing, selling, and distributing a range of Internet software applications and services for computers and cell phones worldwide. These software applications allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying, and pornography received on children’s computers; and cell phone applications that restrict text messaging while driving and provide location information to parents using GPS technology. We intend to market our software products under the WEBSAFETY/CELLSAFETY brand name.

Since our inception on July 3, 2006 and as of December 31, 2010, we have generated a minimal amount of revenue and have incurred a cumulative net loss of $8,015,930.  In 2010 our revenues were approximately $300,000, however, we believe that we must raise approximately $1,000,000 through the sale of equity for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to maintain our infrastructure and marketing and sales campaign.  We believe that the recurring revenues from sales of software products eventually will be sufficient to support ongoing operations.  We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern as noted in the independent auditor’s report to the financial statements included in this report.

We currently have a total of ten employees including our Chief Operating Officer.  Our Chief Executive Officer and Chief Financial Officer/Director works for us on a part-time basis.  We also have two other Directors.

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

APPROXIMATELY 37% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of March 25, 2011, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 37% of our 72,623,830 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to substantially influence the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.  Except as set forth below, we are currently not a party to any legal proceeding that we believe could have a material adverse effect on our business, financial condition or operating results.  On August 25, 2009, the Company terminated its President, Clifton Jolley for cause.  In late November 2010, the Company and Mr. Jolley agreed to settle the dispute with neither party admitting any liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB under the symbol “WBSI”.  The following table shows the high and low bid prices of our common stock, as quoted on the OTCBB, by quarter during our last fiscal year when trading began.  These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low
1st Quarter (through March 31, 2011)	$.47	$0.11
Year Ended December 31, 2010
1st Quarter	$1.95	$0.90
2nd Quarter	1.95	1.69
3rd Quarter	3.09	0.34
4th Quarter	0.40	0.15

Year Ended December 31, 2009
1st Quarter	$1.60	$0.55
2nd Quarter	1.60	0.10
3rd Quarter	1.00	0.10
4th Quarter	1.00	1.00

Holders

As of March 25, 2011, there were approximately 135 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any dividends.  We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans

On January 8, 2010, we granted common stock options for services consisting of 500,000 options to David Sasnett, a member of the Board of Directors, 900,000 options to Travis Bond, the Chief Operating Officer of the Company.  On March 17, 2010, we issued 7,000,000 shares of common stock to Rowland Day, the Chief Executive Officer and a member of the Board of Directors as consideration for services rendered.  On February 18, 2011 we issued 2,000,000 options to Travis Bond, the Chief Operating Officer of the Company.

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

In 2010, we raised $855,280 in new equity funding through the sale of common and preferred stock, the proceeds of which are being used to implement our plan of operations.

Results of Operations

For the year ended 2010 we sustained a net operating loss of $5,443,673 as compared to a loss of $1,927,449 for the same twelve month period ended December 31, 2009.  In 2010 we had revenues of $309,382 as compared to revenues of $33,472 in 2009.

The table below highlights on a line item basis the significant elements of expense during the two periods that constituted the preponderance of expense incurred.

	Years Ended December 31,		Increase/
Expense Category	2010	2009	(Decrease)
General and Administrative:
Payroll	$497,327	$179,121	$318,206
Insurance D&O	26,680	14,562	12,118
Accounting	40,500	54,709	(14,209)
Consulting/Contract	877,152	334,836	542,316
Legal	380,830	219,943	160,887
Marketing/Website	181,161	101,906	79,255
Travel	89,543	63,104	26,439
Commissions	84,296	54,320	29,976
Office Expense & Telephone	106,009	31,087	74,922
Rent	45,540	20,061	25,479
Option Compensation Expense	515,640	16,331	499,309
Other	30,398	37,707	(7,309)
Totals	$2,875,076	$1,127,687	$1,747,389

In 2009 the Company closed on an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as Websafety Technology. This asset purchase, combined with the launch of our software products has resulted in a significant increase in payroll, accounting, legal, consulting and marketing costs as compared to 2009. We began our initial limited operations in the fourth quarter of 2009 and became fully operational in 2010, which resulted in increased revenue generation and an expansion of marketing and administrative activities.

In the fourth quarter of 2010 the Company fully wrote off the Technology asset that was purchased in the third quarter of 2009.   In accordance with ASC 360-10-35 a long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Due to the Company’s inability to meet cash flow projections established on the date the technology was acquired, management has decided to impair the asset fully and to take a loss of $1,881,877 at December 31, 2010.

Liquidity

Operating Activities.  In 2010 cash used in operating activities was $1,572,147 and consisted primarily of a net loss of $5,443,673 reduced by non-cash items of $3,873,201 decrease in accounts receivable of $17,021, increase in accounts payable of $145,371, increase in accrued expense of $10,142; and offset by increase of deposit of $12,936, decrease in deferred revenue of $111,153 and increase to issue shares of $50,120.

In 2009, cash used in operating activities was $673,087 and consisted primarily of a net loss of $1,927,449 reduced by non-cash items of $842,928, decrease in prepaid expense of $7,137, increase in accounts payable of $196,617, decreases in deferred revenue of $114,740 and increase in accrued expense of $116,931; offset by a decrease in accounts payable of $17,171 and an increase of deposit of $6,820.

Investing Activities.  In 2010 cash used to purchase long term assets decreased by $120,609 from 2009.  Cash used in investing activities decreased to $17,921 for 2010 from $288,530 for 2009.

Financing Activities. Financing activities during 2010 consisted of three items; (i) the borrowing of $328,333; (ii) advances from shareholders of $426,875; and (iii) sale of common stock of$855,280.  Net cash provided by financing activities was $1,610,488 for 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued No. 2009-14 Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  The objective of this Update is to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is more than incidental to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software—Revenue Recognition. Subtopic 985-605 requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The pronouncement is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management does not expect the adoption to have a materially impact on the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, we have invested our cash in money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Websafety, Inc
1 Hampshire Court
Newport Beach, CA 92660

We have audited the accompanying balance sheets of Websafety, Inc as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010. Websafety, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 14, 2011

WEBSAFETY, INC.
BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS

Current assets:
Cash	$26,168	$5,748
Accounts receivable	150	17,171
Total current assets	26,318	22,919

Property and Equipment:
Computer equipment, computer software and furniture, net	12,429	14,433
Software license and website development, net	101,139	138,383
Total property and equipment	113,568	152,816

Other Assets:
Deposits	19,756	6,820
WebSafety Technology, net	-	2,587,580
Total other assets	19,756	2,594,400

	$159,642	$2,770,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$297,730	$152,359
Accrued expense	24,010	13,868
Deferred revenue	3,587	114,740
Due to Shareholders	508,249	81,374
Loan Payable	110,833	-
Liability to issue shares	53,000	103,120
Total current liabilities	997,409	465,461

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 and 4,230,002 shares issued and
outstanding respectively	2,863	4,230

Common stock; $.001 par value, 300,000,000 shares
authorized, 70,313,828 and 54,895,714 shares issued and
outstanding, respectively	70,314	54,896

Additional paid in capital	7,104,986	4,817,805
Deficit accumulated	(8,015,930)	(2,572,257)
Total stockholders' equity	(837,767)	2,304,674

	$159,642	$2,770,135

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2010 and 2009

	December 31,
	2010	2009

Revenue	$309,382	$33,472
Cost of goods sold	(143,385)
Gross margin	165,997	33,472

Operating expenses:
General and administrative expenses	2,875,076	1,127,687
Impairment loss	1,881,877	300,000
Research & Development	2,500	39,000
Depreciation and amortization expense	762,872	249,097
Total operating expenses	5,522,325	1,715,784

(Loss) from operations	(5,356,328)	(1,682,312)

Other income (expense):
Loss on option acquire	-	(245,000)
Interest expense	(87,345)	(137)
Total other income (expense)	(87,345)	(245,137)

(Loss) before provision for income taxes	(5,443,673)	(1,927,449)
Provision for income taxes	-

Net (loss)	$(5,443,673)	$(1,927,449)

Basic and diluted loss per share	$(0.078)	$(0.059)

Basic and diluted weighted average common shares outstanding	69,480,326	32,465,855

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010 and 2009

	December 31,
	2010	2009
Operating activities:
Net loss	$(5,443,673)	$(1,927,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	762,872	249,097
Stock compensation expense	515,641	16,331
Stock issued for services - Non-cash	712,811	32,500
Impairment charge for WQN License	-	300,000
Impairment charge for Websafety Technology	1,881,877	-
Loss on option expiration	-	245,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,021	(17,171)
Decrease in prepaid expense	-	7,137
Decrease in subscriptions receivable	-	-
Decrease in advance to shareholder	-	-
Increase in deposit	(12,936)	(6,820)
Increase in accounts payable	145,371	196,617
Decrease in deferred revenue	(111,153)	114,740
Increase in Liability to Issue Shares	(50,120)	-
Increase in accrued expense	10,142	116,931
Net cash (used in) operating activities	(1,572,147)	(673,087)

Investing activities:
Purchase of long term assets	(17,921)	(138,530)
Increase (decrease) investment in option to acquire	-	(150,000)
Net cash (used in) investing activities	(17,921)	(288,530)

Financing activities:
Proceeds from borrowing	328,333	-
Proceeds of advances from shareholders	426,875	(1,104)
Proceeds from sale of common stock	855,280	744,200
Net cash provided by financing activities	1,610,488	743,096

Net changes in cash	20,420	(218,521)

Cash, beginning of year	5,748	224,269

Cash, end of period	$26,168	$5,748

Cash paid during the period for:
Interest paid	$-	$137
Tax paid	$-	$-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$1,228,452	$48,831
Common stock issued for software/technology	$-	$2,700,000

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2010 and 2009

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)
Balances December 31, 2008	3,833,335	$3,833	22,300,000	$22,300	$(200)	$1,357,967	$(644,808)	$739,092

Subscription receivable paid					200			200

Issuance of preferred stock for cash
May 8, 2009 one issuance at $0.30	133,334	134				39,866		40,000
May 11, 2009 one issuance at $0.30	56,667	57				16,943		17,000
June 4, 2009 four issuances at $0.30	40,000	40				11,960		12,000

Issuance of preferred stock for cash
September 14, 2009 one issuance at $0.30	166,666	166				49,834		50,000

Issuance of common stock for services
July 9, 2009 one issuance at $0.01			1,800,000	$1,800		16,200		18,000
July 9, 2009 one issuance at $0.01			1,000,000	$1,000		9,000		10,000
September 14, 2009 one issuance at $0.001			1,000,000	$1,000		-		1,000
September 14, 2009 one issuance at $0.35			10,000	$10		3,490		3,500

Issuance of common stock for WebSafety Technology:
September 14, 2009 one issuance at $0.001			27,000,000	$27,000		2,673,000		2,700,000

Issuance of common stock for cash
August 31, 2009 one issuance at $0.35			1,000,000	$1,000		349,000		350,000
September 14, 2009 one issuance at $0.35			100,000	$100		34,900		35,000
September 14, 2009 one issuance at $0.35			142,857	$143		49,857		50,000

October 5, 2009 one issuance at $0.35			542,857	$543		189,457		190,000

Stock Compensation Expense						16,331		16,331

Net loss for the period ended December 31, 2009							(1,927,449)	(1,927,449)

Balances December 31, 2009	4,230,002	$4,230	54,895,714	$54,896	$-	$4,817,805	$(2,572,257)	$2,304,674

Issuance of common stock for cash
January 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
January 27, 2010 one issuance at $0.043			1,600,000	$1,600		68,400		70,000
March 9, 2010 one issuance at $0.05			400,000	$400		19,600		20,000
March 9, 2010 one issuance at $0.045			33,333	$33		14,967		15,000
March 9, 2010 one issuance at $0.045			23,000	$23		10,327		10,350
April 5, 2010 one issuance at $0.45			26,500	$27		11,898		11,925
April 5, 2010 one issuance at $0.45			155,400	$155		69,775		69,930
April 5, 2010 one issuance at $0.45			22,222	$22		9,978		10,000
June 2, 2010 one issuance at $0.45			50,000	$50		22,450		22,500
June 18, 2010 one issuance at $0.45			534,192	$534		239,852		240,386
August 6, 2010 one issuance at $0.45			47,223	$47		21,203		21,250
September 7, 2010 one issuance at $0.25			124,446	$124		30,987		31,111
September 15, 2010 one issuance at $0.25			100,000	$100		24,900		25,000
September 22, 2010 one issuance at $0.45			55,740	$56		25,027		25,083
October 27, 2010 one issuance at $0.20			100,000	$100		19,900		20,000
October 29, 2010 one issuance at $0.25			50,000	$50		12,450		12,500
November 16, 2010 two issuances at $0.25			100,000	$100		24,900		25,000
December 28, 2010 Debt Conversion at $0.18			421,414	$421		75,434		75,855
December 28, 2010 Debt Conversion at $0.10			545,000	$545		53,955		54,500
								-
Issuance of common stock for services								-
January 6, 2010 one issuance at $0.04			100,000	$100		3,900		4,000
January 6, 2010 one issuance at $0.04			200,000	$200		7,800		8,000
January 6, 2010 one issuance at $0.04			28,000	$28		1,092		1,120
March 17, 2010 one issuance at $0.025			7,000,000	$7,000		168,000		175,000
June 2, 2010 one issuance at $0.45			15,000	$15		6,735		6,750
June 2, 2010 one issuance at $0.45			4,522	$5		2,030		2,035
June 2, 2010 one issuance at $0.45			55,555	$56		24,944		25,000
June 18, 2010 one issuance at $0.45			200,000	$200		89,800		90,000
August 6, 2010 one issuance at $0.45			25,000	$25		975		1,000
August 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
September 15, 2010 one issuance at $0.25			135,000	$135		33,615		33,750
September 15, 2010 one issuance at $0.40			125,000	$125		49,875		50,000
September 15, 2010 one issuance at $0.45			42,500	$43		19,082		19,125
September 22, 2010 one issuance at $0.45			10,068	$10		4,523		4,533
September 22, 2010 one issuance at $0.25			550,000	$550		136,950		137,500
October 27, 2010 three issuances at $0.25			340,000	$340		84,660		85,000
October 1, 2010 three issuances at $0.25			100,000	$100		24,900		25,000
								-
Stock Compensation Expense						515,641		515,641

Conversion of preferred shares to common shares at 1.25 to 1	(1,366,667)	(1,367)	1,708,334	$1,708		(341)		-
Issuance of common stock to adjust issue price			11,111	$11		4,989		5,000
Issuance of common stock to adjust issue price			179,554	$180		44,709		44,889
Beneficial Conversion Feature of Promissory Note						217,500		217,500
Net loss for the period ended March 31, 2010							(5,443,673)	(5,443,673)

Balances December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$-	$7,104,986	$(8,015,930)	$(837,767)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business and organization

Websafety, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on July 3, 2006.  The Company from inception through June 2008 had been in the business of offering live promotions and marketing events.

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

The business combination was accounted for under the purchase method of accounting followed by a recapitalization of the Company. The issuance of the 13,200,000 shares and the cancellation of the 35,500,000 shares of common stock was retroactively presented in the statements of stockholders’ equity (deficit) as if the transaction with Texas Atlantic had occurred as of the earliest period presented (See Note 7).

On June 30, 2008, the Company entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation (“WQN”), which, in consideration for the sum of $300,000 granted the Company the right to market and sell WQN’s Websafety software products.

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement, the Company acquired all of the technology known as Websafety Technology for 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement. As of December 31, 2010, the 27,000,000 common shares owned directly by WQN, Inc. represents approximately 38% of our 70,313,828 shares of outstanding common stock.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

Income taxes

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 are as follows:

Deferred tax assets:
Accumulated net operating loss	$8,015,930
Income tax rate	34%
2,725,416
Less valuation allowance	(2,725,416)
Net	$-

Through December 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2010, the Company had approximately $8,015,930 of federal and state net accumulated operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2026. The utilization of these losses for tax purposes will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Federal statutory income tax rate	34.0%	34.0%
State tax net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%

Effective tax rate	0.0%	0.0%

In accordance with FASB ASC-740-10, the Company has evaluated tax positions taken in the financial statements. Because of the significant net operating losses sustained, management does not believe that the Company has any uncertain federal of state tax position uncertainties at December 31, 2010.

Net loss per common share

The Company computes net loss per share in accordance with FASB ASC 260-10.  Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

Fair value of financial instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At December 31, 2010, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

Revenue recognition

In October of 2009 the Company began recognizing revenue from the sales of Websafety products.  Websafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations.  Customers may pay for either a monthly or annual subscription to the Websafety service. Customers may request a full refund (within 30 days from the date of purchase) for the service if they are not satisfied.  Revenue for an annual subscription is earned over a 12-month period, whereby the Company recognizes 1/12 of the sale in the month of sale and the remaining 11/12 of revenue is deferred and recognized equally over an 11-month period.

The Company recognizes software license revenue under ASC 985-605 and related interpretations.

Accounts receivable and billing

The Company conducts sales primarily through the Internet utilizing merchant services for the processing of customer credit card or other electronic means of paying. Merchant bank transactions normally settle within two to three days.  As of December 31, 2010, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at December 31, 2010.  We expect trade receivables to increase over time as our daily sales activity also increases.

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

Web Site Development Costs:

The Company has incurred internal web site development costs during the development, implementation and operational stages. Specific activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application site designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc. These costs were expensed or capitalized in accordance with FASB ASC 350-40 and FASB ASC 350-50 ("Accounting for Web Site Development Costs").

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

Websafety Technology:

On July 2, 2009, the Company entered into an agreement with WQN, Inc. to acquire the software technology, known as “Websafety”. The Company capitalizes software development costs when technological feasibility has been established for the software in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to be sold, leased, or otherwise marketed.” Such capitalized costs are amortized on a product-by-product basis over their economic life or the ratio of current revenues to current anticipated revenues from such software, whichever provides the greater amortization. The Company periodically reviews the carrying value of capitalized software development costs and impairments are recognized in the results of operations when the expected future undiscounted operating cash flow derived from the capitalized software is less than its carrying value. The Company uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

Long-Lived Assets

FASB ASC 360-10, requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  There was an impairment of $1,881,877 at December 31, 2010 which pertained to the Websafety Technology asset that management deemed will not provide any future benefit.  There was an impairment of $300,000 at December 31, 2009 which pertained to rights and options which management deemed will not provide any future benefit.

Stock Based Compensation

We follow the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

We account for non-employee share-based awards in accordance with FASB ASC 505-50.

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

Note 2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred cumulative net losses of approximately $8,015,930 through December 31, 2010 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2010 raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

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

Note 3. Concentration of Credit Risk

For the years ended December 31, 2010 and 2009 the Company had only $309,382 and $33,472 in revenues, respectively.  A concentration of credit risks exist due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of December 31, 2010, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at December 31, 2010.

Note 4.  Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009:

	2010	2009

Property and Equipment
Equipment	$16,689	$15,715
Software	167,910	150,963
Total property and equipment before accumulated depreciation	184,599	156,678

Less accumulated depreciation	(71,031)	(13,862)
Total property and equipment	$113,568	$152,816

Depreciation expense for fiscal 2010 and 2009 totaled $57,169 and $13,862, respectively.

The Company has incurred website development costs as part of web site application and infrastructure development activities. Specifically, activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc.   All of these development costs were capitalized in accordance with FASB ASC 350-50.

Our intangible asset impairment did not include web site development costs of $167,610.  The Company plans to utilize the web site to launch the WebSafety software products and expects to generate revenues in the future.  The website development costs are being amortized over its useful life.

Note 5.  Intangible Asset

As a result of the Websafety Technology asset purchase, the Company gained all rights of ownership to the intellectual property of Websafety Technology.  The Company invested an additional $122,815 to develop technology to complete the project.  On October 1, 2009, the Company deemed the technology ready to be sold and used by the general public.  The Company recorded the Intangible Asset in the amount of $2,822,815 and decided to amortize the asset over a 36 month period.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

	2010	2009
Intangible assets
Websafety Technology	$2,822,815	$2,822,815
Total intangible assets before accumulated amortization	2,822,815	2,822,815

Less accumulated amortization	940,938	235,235
Total intangible assets before impairment	$1,881,877	$2,587,580

Less intangible impairment	1,881,877	0
Total intangible assets	$0	$2,587,580

Amortization expense for fiscal 2010 and 2009 totaled $705,703 and $235,235, respectively.

In accordance with ASC 360-10-35 a long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Due to the Company’s inability to meet cash flow projections established on the date the technology was acquired, management has decided to impair the asset fully and to take a loss of $1,881,877 at December 31, 2010.

Note 6. Note Payable

Debt consisted of the following at December 31:

•	$30,000 promissory note received December 30, 2010 including interest at 2%.

•
$100,000 loan received September 22, 2010 due March 22, 2011 including interest at 5%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.10 per share.

•
$80,000 loan received October 8, 2010 due July 11, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price.

•
$37,500 loan received November 29, 2010 due September 1, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price.

Three loans above have a right to convert to common stock.  Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature on all three promissory notes.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note.

As of December 31, 2010, $80,833 of the debt discount has been amortized as interest expense and the remainder will be amortized straight line over the remaining life of the corresponding note.

Note 7. Option to acquire

In November 2008 the Company entered into an option agreement with Auburg Adams LLC (AA) a Texas limited liability company to acquire certain software licensing rights it had contracted for pursuant to a licensing agreement entered into with Essential Security Software, Inc. the developer. The option would have allowed the Company to secure the rights of Auburg Adams once a payment of $270,000 has been made. Any payments made pursuant to the terms of the option to acquire were to be credited to the overall price of the licensing had the option been exercised. The rights that Auburg Adams has been granted are for the marketing and sales of software that provides for total digital rights management enabling users to exercise complete control over email transmissions and any attachments related to those transmissions to include restriction of forwarding and timed removal from a recipient computer.  This licensing was to be for an initial five-year period and would be automatically renewable for periods thereafter. The overall cost for the rights is $270,000.  The option expired on April 1, 2009 without the final payment of $25,000 being made or the option being renewed or extended notwithstanding the April 1, 2009 expiration date of the original option. Management remains in discussion with principals of Auberg Adams and ESS.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

A principal of Auburg Adams LLC is a minority shareholder in WebSafety, Inc.

Note 8.  Stock Issuances

During the year ended December 31, 2010 we had the following common stock issuances.

Date	Number of Shares	Value
January 2010	2,028,000	$128,120
February 2010	-	-
March 2010	7,456,333	220,350
April 2010	204,122	91,855
June 2010	2,120,380	391,671
August 2010	630,577	67,250
September 2010	1,142,754	326,101
October 2010	590,000	142,500
November 2010	100,000	25,000
December 2010	1,145,968	175,244
Total Common Issuances	15,418,114	$1,568,091

In addition to the common stock issued above we also recorded $53,000 of common stock cash receipts that at December 31, 2010 had not been issued.  These receipts were recorded as a current liability at December 31, 2010 and will be issued in the first quarter of 2011.

We also converted 1,366,667 preferred shares issued at $.30 to 1.25 common shares for a total of 1,708,334 common stock issued.  At June 30, 2010 we adjusted an issue price from the first quarter, we issued 100,000 shares of common stock on January 6, 2010 at $0.50 a share for a total of $50,000.  We adjusted the price to $0.45 and issued an additional 11,111 for total issuance of 111,111 common stock shares at $0.45 for $50,000.  At December 31, 2010 we adjusted an issue price from the third quarter, we issued 224,446 in September at $.0.45 a share for a total of $101,000.  We adjusted the price to $0.25 and issued an additional 179,554 for total issuance of 404,000 common stock shares at $0.25 for $101,000.  Each of the above conversions and adjustments to stock price has been included in the preceding table.

In connection with the Company’s subscription agreement, subscribers also receive warrants to purchase additional share of the Company’s common stock at the established exercise price.  Subscribers vest in their right to exercise warrant on the date of grant.  The following table displays warrants issued in connection with subscriptions during the year ended December 31, 2010:

Date of Grant	Warrants Granted	Exercise Price	Warrants Outstanding as of 12/31/2010	Expiration Date
February 2010	238,233	$0.80	238,233	February 2011
March 2010	519,333	$0.80	519,333	March 2011
May 2010	242,000	$0.80	242,000	May 2011
June 2010	47,223	$0.80	47,223	June 2011
July 2010	80,000	$0.50	80,000	July 2011
August 2010	166,446	$0.50 - 0.80	166,446	August 2011
September 2010	100,000	$0.50	100,000	September 2011
October 2010	229,554	$0.50	229,554	October 2011
November 2010	100,000	$0.50	100,000	November 2011
December 2010	500,000	$0.20	500,000	December 2011
Total	2,222,789		2,222,789

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

Note 9.  Related Party Transactions

In the aggregate, during the year ended December 31, 2010, the Company owed to related parties $508,249 for consulting, legal and marketing services as reflected below.

Owed To	Consulting, legal and administrative	Loan	Accounting Services
Rowland W. Day II	$323,134	$176,826
John R. Williams			$8,289

Rowland W. Day II is our CEO, CFO and Director.  John Williams was the former contract Treasurer and CFO of the Company and is the Chief Accounting Officer of WQN, Inc.

The services that were provided are outlined below.

Accounting Services-Services consisted of financial consulting and preparation of the 10Q for the period March 31, 2010.

Administrative, Financial and Legal Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors preparation of the Company’s legal requirements and documents for the Company’s operations.

On July 1, and December 31, 2010 the company received notes including interest at 5% from Rowland Day in the amount of $150,241 and $26,585, respectively.

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

Concurrent with the asset purchase from WQN which was effective on September 14, 2009, the Company appointed a stockholder of WQN as the Chairman of the Board.  In connection with the appointment the Company entered into an employment agreement whereby the appointee is to receive a salary upon the achievement of a certain level of revenue. Additionally, he was to receive 1,500,000 shares of the Company’s common shares with 100,000 being vested upon the effective date of the agreement, and the remaining 1,400,000 being vested with the achievement of certain levels of revenue. The term of the agreement ended on December 31, 2010.  Due to the company not achieving the required level of revenue the employment agreement expired, no salary or shares were issued and it has not been renewed.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

For the twelve months ended December 31, 2010 and 2009, actual lease expense was $45,539 and $0, respectively.

Note 11. Sales and Marketing Program

In July 2010 we entered into a sales and marketing agreement with Manage Mobility.  Manage Mobility manages Telecom services for corporations and municipalities and intends to market our products to their clients.

In October 2010 we entered into an agreement with AAA of Northwest Ohio.  AAA of Northwest Ohio offers auto related products and services to their members.  AAA of Northwest Ohio has recently begun to market our software to its members.

Management has developed direct selling, multi-level-marketing channels for the sales of the Websafety PC and Cellular products. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

Note 12. Recent Pronouncements

In October 2009, the FASB issued No. 2009-14 Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  The objective of this Update is to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is more than incidental to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software—Revenue Recognition. Subtopic 985-605 requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The pronouncement is effective prosepectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management does not expect the adoption to have a materially impact on the financial statements.

Note 13. Legal Proceedings

On August 25, 2009, the Company terminated its President Clifton Jolley for cause.  In November 2010, the Company and Mr. Jolley settled the pending arbitration and litigation without any loss to the Company.

Note 14. Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  Also, under the private placement agreement, the Company granted Litchfield Enterprises, Inc. one (1) warrant exercisable at $.80 per share for each share of their private placement placed.  These warrants will be valid for one (1) year from the date of issuance.  As of December 31, 2010, we issued 800,000 shares of common stock to Litchfield and their investors along with 600,000 warrants.

On September 11, 2010 Wakabayashi Fund, LLC signed a non-exclusive consulting agreement with the Company to act as a capital consultant for a six month period..  Under the private placement agreement, the Company agrees to pay Wakabayashi a success fee of seven percent (7%), inclusive of all fees, in cash of the amount of capital raised as a result of contact by Wakabayashi.  There has been no measurable activity undertaken by Wakabayashi Fund, LLC to raise capital for the Company.

On August 6, 2010, the Company retained Aegis Capital as an exclusive placement agent to raise a minimum of $1,350,000 and    a maximum of $5,400,000 of capital for the Company; on September 20, 2010 the Company and Aegis Capital agreed to mutually terminate the exclusive placement agent.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

Note 15. Stock Based Compensation

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  As of December 31, 2010 approximately 607,000 stock options had vested.

For the year ended December 31, 2010 and 2009, the Company recorded compensation costs for options and shares granted under the plan amounting to $515,641 and $16,331, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Merton option pricing model.  The fair value of the underlying shares was determined based on the closing price of the Company’s publicly-traded shares as of date of the grant.   Further, the expected volatility was calculated using the historical volatility of the Company’s stock.

 The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for options granted in fiscal 2010:

Year Ended
December 31, 2010

Exercise Price	$0.35 - $0.10
Expected dividend yield	0%
Expected stock price volatility	418.5%
Risk-free interest rate	1.56%

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

The Company has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration
Grant	Granted	Price	As of 12/31/2010	Date

9/10/09	100,000	$0.35	100,000	9/10/2014
9/14/09	100,000	0.10	100,000	9/14/2014
9/14/09	500,000	0.10	500,000	9/14/2014
01/08/10	900,000	.025	900,000	01/08/13
01/08/10	500,000	.025	500,000	01/08/13

Total			2,100,000

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2009	-	$-	-	-
Granted – 2009	700,000	$0.214	5.00	$150,000
Forfeited – 2009	-	$	-	-
Exercised – 2009	-	$-	-	-
Outstanding as of December 31, 2009	700,000	0.214	5.00	$150,000
Granted – 2010	1,400,000	$0.975	5.00	$1,365,000
Forfeited – 2010	-	$-	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of December 31, 2010	2,100,000	$0.721	5.00	$1,515,000

Exercisable as of December 31, 2010	607,000	$-	-	$-

The weighted-average grant date fair value of options outstanding at December 31, 2010 was $0.062. The total intrinsic value of options exercised during the year ended December 31, 2010 was $0.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

The following table summarizes the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan.

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2010	-	$
Non-vested granted —year ended December 31, 2010	2,100,000		$0.062
Vested — year ended December 31, 2010	607,000		$0.00
Forfeited — year ended December 31, 2010	-	$
Non-vested as of December 31, 2010	1,493,000		$0.062

As of December 31, 2010 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $1,281,685.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

Note 16. Subsequent Events

On February 18, 2011, 2,000,000 stock options were granted to Travis Bond our COO for his continued employment..

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were ineffective at December 31, 2010, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2010. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

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

Name	Age	Position	Start of Term
Rowland W. Day II	55	CEO	February 25, 2008
		CFO
		Director

Denton Jones	59	Director	July 21, 2008

B Michael Adler	64	Director and Chairman of the Board	July 2, 2009

Travis C Bond	53	Chief Operating Officer	July 2, 2009

Rowland W. Day II, 55 years of age, Chief Executive Office, Chief Financial Officer and Director.

Mr. Day is a business corporate lawyer and has practiced law since 1983.  Mr. Day is currently a director of RE3W WorldWide and Restaurants on the Run.  Mr. Day was the sole director of Promotions on Wheels Holdings, Inc. when the change of control occurred with Texas Atlantic Partners and the license was acquired from WQN, Inc. in April 2008.

Denton Jones, 59 years of age, Director.

Mr. Jones has been a private investor for over 30 years.  He is the manager of Texas Atlantic Partners, LLC, the holder of 11,800,000 shares of common stock.  Mr. Jones is a director of WQN, Inc.  Mr. Jones requested that he become a director at the time Texas Atlantic Partner became the largest shareholder of the Company in April 2008.

B Michael Adler, 64 years of age, Director

Mr. Adler is founder of two public companies—Intellicall, Inc. and World Quest Networks, Inc. that have been pioneers in emerging telecommunications and internet technologies.  Mr. Adler has been awarded ten United States patents that have been integral to telecommunications (answer supervision and automated collect used by MCI) and the Internet (click-to-talk used by Google).  Mr. Adler is a director of WQN, Inc. and is its CEO and required that in connection with the acquisition of the WQN, Inc. asset by the Company that he become a director.

Travis C Bond, 53 years of age, Chief Operating Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

We pay our Chief Operating Officer $12,500 per month.  Our Chief Executive Officer/Chief Financial Officer are paid on an as-billed basis.  No compensation of cash or equity has been paid or granted for the services of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of March 25, 2011:

Title of Class	Name and Address of Beneficial Owner1	Amount and Nature of Beneficial Owner1	Percent of class
Common Stock	Denton Jones2	11,800,000	16.25%
Common Stock	B Michael Adler3	27,000,000	37.18%
Common Stock	Rowland W. Day II	10,000,000	13.77%
Common Stock	All directors and executive officers as a group (3 persons)	48,800,000	67.20%

1  Applicable percentage ownership is based on 72,623,830 shares of total voting stock outstanding at March 25, 2011.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses are c/o 2201 West Royal Lane, Suite 200, Irving, Texas 75063, unless otherwise noted.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during the year ended December 31, 2010, the Company owed to related parties $508,249 for consulting, legal and marketing services as reflected below.

Owed To	Consulting, legal and administrative	Loan	Accounting Services
Rowland W. Day II	$323,134	$176,826
John R. Williams			$8,289

Rowland W. Day II is our CEO, CFO and Director.  John Williams was the former contract Treasurer and CFO of the Company and is the Chief Accounting Officer of WQN, Inc.

The services that were provided are outlined below.

Accounting Services-Services consisted of financial consulting and preparation of the 10Q for the period March 31, 2010.

Administrative, Financial and Legal Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors preparation of the Company’s legal requirements and documents for the Company’s operations.

Director Independence

It is our position that Messers, Adler, Day and Jones are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by EFP Rotenberg LLP.

Audit Fees:	Fiscal Year 2010	Fiscal Year 2009
EFP Rotenberg LLP	$14,600	$6,500
Audit Related Fees: EFP Rotenberg LLP(1)	$11,693	$13,950
(1)Review and assistance with comment letters and Company responses.
Tax Fees

There were no fees paid in either 2010 or 2009 for tax related matters.

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

WEBSAFETY, INC.

Date: April 14, 2011	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 14, 2011
Rowland W. Day II

/s/ Denton Jones	Director	April 14, 2011
Denton Jones

/s/ B Michael Adler	Director	April 14, 2011
B Michael Adler