Form 10-Q
period 2011-03-31
WebSafety, Inc.
filed 2011-05-16
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2011:

Class	Outstanding shares as of May 9, 2011
Common Stock, $0.001 par value	73,791,578

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

WEBSAFETY, INC.
BALANCE SHEETS
As of March 31, 2011 (unaudited) and December 31, 2010

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$26,168
Accounts receivable	150	150
Total current assets	150	26,318

Property and Equipment:
Computer equipment, computer software and furniture, net	11,685	12,429
Software license and website development, net	87,196	101,139
Total property and equipment	98,881	113,568

Other Assets:
Deposits	19,756	19,756
Total other assets	19,756	19,756

	$118,787	$159,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash Overdraft	$25,339	$-
Accounts payable	313,231	297,730
Accrued expense	10,744	24,010
Deferred revenue	-	3,587
Due to Shareholders	626,785	508,249
Loan Payable	179,624	110,833
Liability to issue shares	270,475	53,000
Total current liabilities	1,426,198	997,409

Stockholders' equity:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 shares issued and
outstanding respectively	2,863	2,863

Common stock; $.001 par value, 300,000,000 shares
authorized, 72,143,828 and 70,313,828 shares issued and
outstanding, respectively	72,144	70,314

Additional paid in capital	7,540,303	7,104,986
Deficit accumulated	(8,922,721)	(8,015,930)
Total stockholders' equity	(1,307,411)	(837,767)

	$118,787	$159,642

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2011	2010

Revenue	$36,517	$45,778
Cost of goods sold	(26,015)	(31,357)
Gross margin	10,502	14,421

Operating expenses:
General and administrative expenses	803,815	612,507
Research & Development	-	2,500
Depreciation and amortization expense	14,688	249,018
Total operating expenses	818,503	864,025

(Loss) from operations -	(808,001)	(849,604)

Other income (expense):
Interest expense	(98,790)	-
Total other income (expense)	(98,790)	-

(Loss) before provision for income taxes	(906,791)	(849,604)
Provision for income taxes	-

Net (loss)	$(906,791)	$(849,604)

Basic and diluted loss per share	$(0.013)	$(0.015)

Basic and diluted weighted average common shares outstanding	71,004,161	57,615,618

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF CASH FLOWS
March 31, 2011
(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(906,791)	$(849,604)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	14,689	249,018
Amortization of beneficial conversion	98,790	-
Stock compensation expense	172,146	128,910
Stock issued for services - Non-cash	120,000	188,120
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(4,565)
Increase in cash overdraft	25,339	-
Increase in accounts payable	15,501	75,157
Decrease in deferred revenue	(3,587)	8,308
Increase in accrued expense	(13,266)	73,498
Net cash (used in) operating activities	(477,179)	(131,158)

Investing activities:
Purchase of long term assets	-	(3,750)

Financing activities:
Increase in liability to issue shares	217,475	-
Proceeds from borrowing	42,500	-
Proceeds of advances from shareholders	118,536	-
Proceeds from sale of common stock	102,500	165,350
Payment of borrowings	(30,000)	-
Net cash provided by financing activities	451,011	165,350

Net changes in cash	(26,168)	30,442

Cash, beginning of year	26,168	5,748

Cash, end of period	$-	$36,190

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$120,000	$188,120
Voluntary conversion of shareholders advance to paid in Capital	$-	$-
Common stock issued for equipment	$-	$-
Common stock issued for software/technology	$-	$-

 The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF STOCKHOLDERS EQUITY
For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011
(Unaudited)

						Additional
					Subscription	Paid-in
	Shares	Amount	Shares		Receivable		(Deficit)
Balances December 31, 2009	4,230,002	$4,230	54,895,714	$54,896	$-	$4,817,805	$(2,572,257)	$2,304,674

Issuance of common stock for cash
January 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
January 27, 2010 one issuance at $0.043			1,600,000	$1,600		68,400		70,000
March 9, 2010 one issuance at $0.05			400,000	$400		19,600		20,000
March 9, 2010 one issuance at $0.045			33,333	$33		14,967		15,000
March 9, 2010 one issuance at $0.045			23,000	$23		10,327		10,350
								-
Issuance of common stock for services								-
January 6, 2010 one issuance at $0.04			100,000	$100		3,900		4,000
January 6, 2010 one issuance at $0.04			200,000	$200		7,800		8,000
January 6, 2010 one issuance at $0.04			28,000	$28		1,092		1,120
March 17, 2010 one issuance at $0.025			7,000,000	$7,000		168,000		175,000
								-
Stock Compensation Expense						128,911		128,911

Net loss for the period ended March 31, 2010							(849,604)	(849,604)

Balances March 31, 2010	4,230,002	$4,230	64,380,047	$64,380	$-	$5,285,702	$(3,421,861)	$1,932,451

Issuance of common stock for cash
April 5, 2010 one issuance at $0.45			26,500	$27		11,898		11,925
April 5, 2010 one issuance at $0.45			155,400	$155		69,775		69,930
April 5, 2010 one issuance at $0.45			22,222	$22		9,978		10,000
June 2, 2010 one issuance at $0.45			50,000	$50		22,450		22,500
June 18, 2010 one issuance at $0.45			534,192	$534		239,852		240,386
								-
Issuance of common stock for services								-
June 2, 2010 one issuance at $0.45			15,000	$15		6,735		6,750
June 2, 2010 one issuance at $0.45			4,522	$5		2,030		2,035
June 2, 2010 one issuance at $0.45			55,555	$56		24,944		25,000
June 18, 2010 one issuance at $0.45			200,000	$200		89,800		90,000
								-
Conversion of preferred shares to common shares at 1.25 to 1	(1,000,000)	(1,000)	1,250,000	$1,250		(250)		-

Issuance of common stock to adjust issue price			11,111	$11		4,989		5,000

Stock Compensation Expense						128,910		128,910

Net loss for the period ended June 30, 2010							(856,139)	(856,139)

Balances June 30, 2010	3,230,002	$3,230	66,704,549	$66,705	$-	$5,896,813	$(4,278,000)	$1,688,748

Issuance of common stock for cash
August 6, 2010 one issuance at $0.45			47,223	$47		21,203		21,250
September 7, 2010 one issuance at $0.25			124,446	$124		30,987		31,112
September 15, 2010 one issuance at $0.25			100,000	$100		24,900		25,000
September 22, 2010 one issuance at $0.45			55,740	$56		25,027		25,083
								-
Issuance of common stock for services								-
August 6, 2010 one issuance at $0.45			25,000	$25		975		1,000
August 6, 2010 one issuance at $0.45			100,000	$100		44,900		45,000
September 15, 2010 one issuance at $0.25			135,000	$135		33,615		33,750
September 15, 2010 one issuance at $0.40			125,000	$125		49,875		50,000
September 15, 2010 one issuance at $0.45			42,500	$43		19,083		19,125
September 22, 2010 one issuance at $0.45			10,068	$10		4,521		4,531
September 22, 2010 one issuance at $0.25			550,000	$550		136,950		137,500
								-
Conversion of preferred shares to common shares at 1.25 to 1	(366,667)	(367)	458,334	$458		(92)		-

Stock Compensation Expense						128,910		128,910
Beneficial Conversion Feature of Promissory Note						100,000		100,000
Net loss for the period ended September 30, 2010							(1,159,287)	(1,159,287)

Balances September 30, 2010	2,863,335	$2,863	68,477,860	$68,478	$-	$6,517,667	$(5,437,287)	$1,151,722

Issuance of common stock for cash
October 27, 2010 one issuance at $0.20			100,000	$100		19,900		20,000
October 29, 2010 one issuance at $0.25			50,000	$50		12,450		12,500
November 16, 2010 two issuances at $0.25			100,000	$100		24,900		25,000
December 28, 2010 Debt Conversion at $0.18			421,414	$421		75,433		75,855
December 28, 2010 Debt Conversion at $0.10			545,000	$545		53,955		54,500
Issuance of common stock for services								-
October 27, 2010 three issuances at $0.25			340,000	$340		84,660		85,000
October 1, 2010 three issuances at $0.25			100,000	$100		24,900		25,000

Issuance of common stock to adjust issue price			179,554	$180		44,709		44,889
Stock Compensation Expense						128,910		128,910
Beneficial Conversion Feature of Promissory Note						117,500		117,500
Net loss for the period ended December 31, 2010							(2,578,643)	(2,578,643)

Balances December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$-	$7,104,986	$(8,015,930)	$(837,767)

Issuance of common stock for cash
March 4, 2011 six issuances at $0.10			1,025,000	$1,025		101,475		102,500
Issuance of common stock for services
January 13, 2011 one issuance at $0.25			40,000	$40		9,960		10,000
January 31, 2011 one issuance at $0.25			200,000	$200		49,800		50,000
February 11, 2011 one issuance at $0.25			200,000	$200		49,800		50,000
March 1, 2011 one issuance at $0.25			40,000	$40		9,960		10,000

Issuance of common stock to adjust issue price			325,000	$325		(325)		-
Stock Compensation Expense						172,147		172,147
Beneficial Conversion Feature of Promissory Note						42,500		42,500
Net loss for the period ended March 31, 2011							(906,791)	(906,791)

Balances March 31, 2011	2,863,335	$2,863	72,143,828	$72,144	$-	$7,540,303	$(8,922,721)	$(1,307,411)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

Note 1.  Condensed Financial Statement

The accompanying financial statements have been prepared by Websafety ( the Company) without audit.  In the opinion of management, all adjustments (which include only normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2.  Significant Accounting Policies

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $8,922,721 from the period of July 3, 2006 (Inception) through March 31, 2011 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2011 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share
Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2011, there were 3,990,000 stock options and 7,340,223 stock warrants issued and outstanding that could dilute future earnings.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

Fair value of financial instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At March 31, 2011, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50.  Accordingly, the measurement date for the fair value of the equity instruments issued is determined at earliest of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments, issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with FASB ASC 505-50, each transaction involving the issuance of stock in exchange for goods or services is analyzed to determine whether the value of the stock given as consideration on the value of the goods on services received are the more representation of the value of the underlying transactions.

Note 3. Concentration of Credit Risk

For the quarters ended March 31, 2011 and 2010 the Company had $36,517 and $45,778 in revenues, respectively.  A concentration of credit risks exist due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of March 31, 2011, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at March 31, 2011.

Note 4.  Property and Equipment

Property and equipment consist of the following at March 31, 2011 and December 31, 2010:
	March 31,	December 31,
	2011	2010

Property and Equipment
Equipment	$16,689	$16,689
Software	167,910	167,910
Total property and equipment before accumulated depreciation	184,599	184,599

Less accumulated depreciation	(85,718)	(71,031)
Total property and equipment	$98,881	$113,568

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

Note 5. Note Payable

Debt consisted of the following at March 31:

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

•
$42,500 loan received February 9, 2011 due November 11, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price.

Four loans above have a right to convert to common stock.  Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature on all four promissory notes.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note.

As of March 31, 2011, $179,624 of the debt discount has been amortized as interest expense and the remainder will be amortized straight line over the remaining life of the corresponding note. During the three months ended March 31, 2011 and 2010,  amortization of the beneficial conversion feature, recorded as interest expense, was $98,790 and $0, respectively.

Note 6.  Stock Issuances

During the three month period ended March 31, 2011 we had the following common stock issuances.

Date	Number of Shares	Value
January 2011	240,000	$60,000
February 2011	200,000	50,000
March 2011	1,390,000	112,500
Total Common Issuances	1,830,000	$222,500

In addition to the common stock issued above we also recorded $270,475 of common stock cash receipts that at March 31, 2011 had not been issued.  These receipts were recorded as a current liability at March 31, 2011 and will be issued in the second quarter of 2011.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

In March 2011 we adjusted an issue price from the fourth quarter 2010. We issued 150,000 shares of common stock at $0.25 a share and 100,000 shares of common stock at $0.20 for a total of $57,500 in the fourth quarter 2010.  We adjusted the price to $0.10 and issued an additional 325,000 for total issuance of 575,000 common stock shares at $0.10 for $57,500.  The cash received for this issuance was accounted for in the fourth quarter of fiscal 2010 and the additional shares issued in the Company’s first quarter of fiscal 2011 was accounted for as a stock dividend.

In connection with the Company’s subscription agreement, subscribers also receive warrants to purchase additional shares of the Company’s common stock at the established exercise price. The warrants  vest on the date of grant and expire one year after the warrants are issued. The following table displays warrants issued in connection with subscriptions during the three month period ended March 31, 2011:

Date of Grant	Warrants Granted	Exercise Price	Warrants Outstanding as of 3/31/2011	Expiration Dates
December 2010	2,222,789	$0.20-0.80	1,465,223	May 2011-December 2011
January 2011	4,050,000	$0.15-0.21	4,050,000	January 2012
February 2011	1,350,000	$0.20	1,350,000	February 2012
March 2011	475,000	$0.20	475,000	March 2012
Total	8,097,789		7,340,223

Note 7.  Related Party Transactions

In the aggregate, during the three month period ended March 31, 2011, the Company owed to related parties $626,785 for consulting, legal and marketing services as reflected below.

Owed To	Consulting, legal and administrative	Loan	Accounting Services
Rowland W. Day II	$410,133	$208,363
John R. Williams			$8,289

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

Note 8. Facilities

The Company’s corporate headquarters are presently located at 2201 W Royal Lane, Suite 200, Irving, Texas 75063.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

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

For the three month period ended March 31, 2011 and 2010, actual lease expense was $26,411 and $0, respectively.

Note 9. Sales and Marketing Program

In July 2010 we entered into a sales and marketing agreement with Manage Mobility.  Manage Mobility manages Telecom services for corporations and municipalities and intends to market our products to their clients.

In October 2010 we entered into an agreement with AAA of Northwest Ohio.  AAA of Northwest Ohio offers auto related products and services to their members.  AAA of Northwest Ohio has recently marketing of our software to its members.

Management has developed direct selling, multi-level-marketing channels for the sales of the Websafety PC and Cellular products. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

Note 10. Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 11. Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  Also, under the private placement agreement, the Company granted Litchfield Enterprises, Inc. one (1) warrant exercisable at $.80 per share for each share of their private placement placed.  These warrants will be valid for one (1) year from the date of issuance.  As of March 31, 2011, we issued 900,000 shares of common stock to Litchfield and their investors along with 700,000 warrants.

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

Note 12. Stock Based Compensation

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
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

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

In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of March 31, 2011 approximately 1,043,631 stock options had vested and 440,000 options had been forfeit.

For the three month period ended March 31, 2011 and 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $172,146 and $128,910, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Merton option pricing model.  The fair value of the underlying shares was determined based on the closing price of the Company’s publicly-traded shares as of date of the grant.   Further, the expected volatility was calculated using the historical volatility of the Company’s stock.

The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.  The expected life of options used was based on the contractual life of the option granted.  The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future. The following weighted-average assumptions were utilized in the fair value calculations for options granted in fiscal 2011:

	Three Months Ended
	March 31, 2011	March 31, 2010

Exercise Price	$0.10	$0.35 - $0.10
Expected dividend yield	0%	0%
Expected stock price volatility	185%	418.5%
Risk-free interest rate	0.30%	1.56%

The Company has granted stock options to officers and employees as follows:

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2010	700,000	$0.14	5.00	$150,000
Granted – 2010	1,400,000	$0.025	5.00	$1,365,000
Forfeited – 2010	-	$	-	-
Exercised – 2010	-	$-	-	-
Outstanding as of December 31, 2010	2,100,000	.06	5.00	$1,515,000
Granted – 2011	2,330,000	$.10	1.28	$429,420
Forfeited – 2011	(440,000)	$.01	5.00	(24,056)
Exercised – 2011	-	$-	-	-
Outstanding as of March 31, 2011	3,990,000	$.08	3.04	$1,920,364

Exercisable as of March 31, 2011	997,298	$.675	-	$704,127

The weighted-average grant date fair value of options outstanding at March 31, 2011 was $0.438.  There were no options exercised as of March 31, 2011 and 440,000 options were forfeit. Options issued and outstanding have exercise price ranging from .10 to .35.

The following table summarizes the status of the Company’s aggregate non-vested shares granted under the 2008 Stock Option Plan.

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2010	1,493,000	$0.721
Non-vested granted —period ended March 31, 2011	2,330,000	$0.18
Vested — quarter ended March 31, 2011	(390,298)	$0.438
Forfeited — quarter ended March 31, 2011	(440,000)	$(.05)
Non-vested as of March 31, 2011	2,992,702	$0.48

As of March 31, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $1,440,387. Costs related to non-vested stock will be recognized over a weighted average period of 3.04 years.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited condensed financial statements as of, and for the three months ended March 31, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010. Certain items have been reclassified to conform to the current year’s presentation.

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

Since our inception on July 3, 2006 through the end of the first quarter of 2011, we have generated a minimal amount of revenue.  During the fourth quarter of 2009, management determined that sufficient revenues have been reached to bring us out of the Development Stage.  As such, 2010 was the first first fiscal year the Company was fully operational.  We also intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

For the quarter ended March 31, 2011 we have raised $372,975 through the sale of common and corresponding liability to issue common stock.  The proceeds of which are being used to implement WebSafety’s plan of operations.  This funding has been utilized in the furtherance of our plan of operations.  Future funding is intended to be used in the commercialization process.

Results of Operations

Revenue

Revenues remained consistent during the first quarter of 2011 totaling $36,517 compared to revenues of $45,778 for the three months ended March 31, 2010.

Cost of Revenue

Cost of revenue represented 71.2% of sales or $26,015 during the three months ended March 31, 2011 which was consistent when compared to the corresponding period of 2010 which showed cost of revenue as 68.5% or $31,357.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended March 31, 2011 we sustained a net operating loss of $808,001 compared to a increase in general and administrative expenses operating of a net loss of $849,604 for the three months ended March 31, 2010.  The $41,603 net operating loss decrease was mainly due to a reduction of depreciation and amortization expense and increase in general and administrative expenses.  Depreciation and amortization for the three months ended March 31, 2011 was $14,688 compared to $249,018 for the three months ended March 31, 2010. The decrease was due to the impairment write off of the intangible asset during the Company’s fourth quarter of fiscal 2010.

Financial Condition

Cash overdraft at March 31, 2011 was $(25,339) and working capital (the excess of current assets over current liabilities) was a negative $1,426,048 compared with a negative $971,091 at December 31, 2010. The decrease in working capital was primarily attributable to increased disbursements in 2011 for payroll, marketing, legal, professional and other costs relating to the implementation of the operating plan.

Other assets remained the same at $19,756 at March 31, 2011 compared to December 31, 2010.  Total current liabilities increased to $1,426,198 at March 31, 2011 from $997,409 at December 31, 2010.  The increase was due to increased payables for marketing, legal, professional and other costs relating to the implementation of the operating plan.

Stockholders’ equity was $(1,307,411) at March 31, 2011 compared to $(837,767) at December 31, 2010.  The increase in deficit was primarily due to the net loss from operations which was partially offset by issuances of shares for cash and services in excess of the par value of common stock.

Liquidity

Cumulatively, through March 31, 2011, the Company had raised $4,233,282 in new equity including $372,975 being raised in the First Quarter 2011 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

To support planned operations through 2011 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

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

Off-balance sheet arrangements

At March 31, 2011, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of March 31, 2011. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended March 31, 2011.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

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

APPROXIMATELY 36.6% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of May 9, 2011, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 36.6% of our 73,791,578 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the period ending March 31, 2011, the Company sold 3,075,000 shares of its unregistered common stock to various accredited investors for proceeds of $372,975 .  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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

WEBSAFETY, INC.

Date:	May 13, 2011	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer