Form 10-Q
period 2011-06-30
WebSafety, Inc.
filed 2011-08-19
CIK 1388295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2011:

Class	Outstanding shares as of August 19, 2011
Common Stock, $0.001 par value	82,491,262

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

WEBSAFETY, INC.
BALANCE SHEETS
As of June 30, 2011 (unaudited) and December 31, 2010

	As of
	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash	$-	$26,168
Accounts receivable	150	150
Total current assets	150	26,318

Property and Equipment:
Computer equipment, computer software and furniture, net	10,940	12,429
Software license and website development, net	73,254	101,139
Total property and equipment	84,194	113,568

Other Assets:
Deposits	19,756	19,756

	$104,100	$159,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Cash overdraft	$37,441	$-
Accounts payable	308,526	297,730
Accrued expense	9,907	24,010
Deferred revenue	-	3,587
Due to shareholders	631,773	508,249
Loan payable	61,054	110,833
Liability to issue shares	-	53,000
Total current liabilities	1,048,701	997,409

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 shares issued and
outstanding respectively	2,863	2,863

Subscriptions received in advance	10,000	-
Common stock; $.001 par value, 300,000,000 shares
authorized, 79,018,359 and 70,313,828 shares issued and
outstanding, respectively	79,019	70,314

Additional paid in capital	8,387,160	7,104,986
Deficit accumulated	(9,423,643)	(8,015,930)
Total stockholders' equity (deficit)	(944,601)	(837,767)

	$104,100	$159,642

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF OPERATIONS
For the three and six months Ended June 30, 2011 and 2010
(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$20,895	$76,712	$57,415	$122,490
Cost of goods sold	(20,287)	(26,785)	(46,302)	(58,142)
Gross margin	608	49,927	11,113	64,348

Operating expenses:
General and administrative expenses	410,413	657,678	1,213,084	1,270,185
Research & Development	-	-	-	2,500
Depreciation and amortization expense	14,687	248,388	29,374	497,406
Total operating expenses	425,100	906,066	1,242,458	1,770,091

(Loss) from operations	(424,492)	(856,139)	(1,231,345)	(1,705,743)

Other income (expense):
Interest expense	(76,431)	-	(176,368)	-

(Loss) before provision for income taxes	(500,923)	(856,139)	(1,407,713)	(1,705,743)
Provision for income taxes	-		-

Net (loss)	$(500,923)	$(856,139)	$(1,407,713)	$(1,705,743)

Basic and diluted loss per share	$(0.007)	$(0.013)	$(0.019)	$(0.028)

Basic and diluted weighted average
common shares outstanding	75,084,352	64,635,157	73,055,528	61,144,778

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
(Unaudited)

	(Unaudited)
	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(1,407,713)	$(1,705,743)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	29,374	497,406
Amortization of beneficial conversion	175,221	-
Stock compensation expense	396,628	257,821
Stock issued for services - Non-cash	146,251	311,905
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	17,171
Increase in accounts payable	10,796	206,530
Decrease in deferred revenue	(3,587)	(40,442)
Increase (decrease) in accrued expense	(14,103)	551
Net cash (used in) operating activities	(667,133)	(454,801)

Investing activities:
Purchase of long term assets	-	(15,215)

Financing activities:
Increase in cash overdraft	37,441	-
Decrease in Liability to Issue Shares	(53,000)	-
Proceeds from borrowing	133,000	-
Proceeds of advances from shareholders	123,524	-
Proceeds from sale of common stock	420,000	520,091
Subscriptions received in advance	10,000
Payment of borrowings	(30,000)	-
Net cash provided by financing activities	640,965	520,091

Net changes in cash	(26,168)	50,075

Cash, beginning of year	26,168	5,748

Cash, end of period	$-	$55,823

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$146,251	$311,905
Conversion of notes to common stock	$195,000	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (Deficit)
For the year ended December 31, 2010 and the six months ended June 30, 2011
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

The accompanying notes are an integral part of these financial statements

WEBSAFETY, INC.
STATEMENTS OF STOCKHOLDERS EQUITY (Deficit) - continued
For the year ended December 31, 2010 and the six months ended June 30, 2011
(Unaudited)

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)

Balances September 30, 2010	2,863,335	$2,863	68,477,860	$68,478	$-	$6,517,667	$(5,437,287)	$1,151,722

Issuance of common stock for cash
October 27, 2010 one issuance at $0.20			100,000	$100		19,900		20,000
October 29, 2010 one issuance at $0.25			50,000	$50		12,450		12,500
November 16, 2010 two issuances at $0.25			100,000	$100		24,900		25,000
December 28, 2010 Debt Conversion at $0.18			421,414	$421		75,433		75,855
December 28, 2010 Debt Conversion at $0.10			545,000	$545		53,955		54,500
Issuance of common stock for services								-
October 27, 2010 three issuances at $0.25			340,000	$340		84,660		85,000
October 1, 2010 three issuances at $0.25			100,000	$100		24,900		25,000

Issuance of common stock to adjust issue price			179,554	$180		44,709		44,889
Stock Compensation Expense						128,910		128,910
Beneficial Conversion Feature of Promissory Note						117,500		117,500
Net loss for the period ended December 31, 2010							(2,578,643)	(2,578,643)

Balances December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$-	$7,104,986	$(8,015,930)	$(837,767)

Issuance of common stock for cash
March 4, 2011 six issuances at $0.10			1,025,000	$1,025		101,475		102,500
April 27, 2011 two issuances at $0.10			475,000	$475		47,025		47,500
May 24, 2011 seven issuances at $0.10			2,700,000	$2,700		267,300		270,000
Issuance of common stock for services
January 13, 2011 one issuance at $0.25			40,000	$40		9,960		10,000
January 31, 2011 one issuance at $0.25			200,000	$200		49,800		50,000
February 11, 2011 one issuance at $0.25			200,000	$200		49,800		50,000
March 1, 2011 one issuance at $0.25			40,000	$40		9,960		10,000
April 27, 2011 one issuance at $0.13			15,000	$15		1,985		2,000
May 24, 2011 four issuances at $0.10			242,500	$243		24,008		24,251
Conversion of notes to common stock			3,442,031	$3,442		191,558		195,000
Issuance of common stock to adjust issue price (see note 6)			325,000	$325		(325)		-
Stock Compensation Expense						396,628		396,628
Beneficial Conversion Feature of Promissory Note						133,000		133,000
Subscriptions Received in Advance					$10,000
Net loss for the six months ended June 30, 2011							(1,407,713)	(1,407,713)

Balances June 30, 2011 (Unaudited)	-	$2,863	$79,018,359	$79,019	$10,000	$8,387,160	$(9,423,643)	$(954,601)

The accompanying notes are an integral part of these financial statements

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by Websafety (the Company) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2.  Significant Accounting Policies

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $9,423,643 from the period of July 3, 2006 (Inception) through June 30, 2011 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2011 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Reclassification
Certain reclassifications have been made to the financial statements for the period ended June 30, 2010.  These reclassifications are for comparative purposes only and have no effect on net income (loss) as originally reported.

Earnings per Share
Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2011, there were 4,430,000 stock options and 6,922,789 stock warrants issued and outstanding that could dilute future earnings.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Fair value of financial instruments
The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At June 30, 2011, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

Stock Based Compensation
We account for employee share-based awards in accordance with FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

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

Note 3. Concentration of Credit Risk

For the quarters ended June 30, 2011 and 2010 the Company had only $20,895 and $76,712 in revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of June 30, 2011, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at June 30, 2011.

Note 4.  Property and Equipment

Property and equipment consist of the following at June 30, 2011 and December 31, 2010:

	2011	2010

Property and Equipment
Equipment	$16,689	$16,689
Software	167,910	167,910
Total property and equipment before accumulated depreciation	184,599	184,599

Less accumulated depreciation	(100,405)	(71,031)
Total property and equipment	$84,194	$113,568

Depreciation expense for the six months ended June 30, 2011 totaled $29,374, respectively.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Note 5. Note Payable

The components of notes as of December 31, 2010 and the related activity during the six months ended June 30, 2011 are as follows:

•
$100,000 loan received September 22, 2010 due March 22, 2011 including interest at 5%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.10 per share. As of June 30, 2011, this note was converted to shares of common stock.

•
$80,000 loan received October 8, 2010 due July 11, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2011, this note was converted to shares of common stock.

•
$37,500 loan received November 29, 2010 due September 1, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2011, $15,000 of this note was converted to shares of common stock.

•
$42,500 loan received February 9, 2011 due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2011, no portion of this note had been converted to common stock.

•
$53,000 loan received April 21, 2011 due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2011, no portion of this note had been converted to common stock.

•
$37,500 loan received May 23, 2011 due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2011, no portion of this note had been converted to common stock.

Each loan above has a right to convert to common stock.  During the six months ended June 30, 2011, a total of $195,000 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with each.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. From the inception of these notes through June 30, 2011, $256,055 of the debt discount has been amortized as interest expense and the remainder will be amortized straight line over the remaining life of the corresponding note. During the six months ended June 30, 2011 and 2010, amortization of the beneficial conversion feature, recorded as interest expense, was $175,221 and $0, respectively.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Note 6.  Stock Issuances

During the six month period ended June 30, 2011 we had the following common stock issuances.

Date	Number of Shares	Value
January 2011	240,000	$60,000
February 2011	200,000	50,000
March 2011	1,390,000	112,500
April 2011	490,000	49,500
May 2011	6,384,531	489,250
June 2011	-	-
Total Common Issuances	8,704,531	$761,250

In addition to the common stock issued above we also recorded $10,000 of common stock cash receipts that at June 30, 2011 had not been issued.  Subscriptions received in advance were treated as an equity transaction and as such were reflected in the Statements of Stockholder’s Equity (Deficit) at June 30, 2011 and will be issued in the third quarter of 2011.

In March 2011 we adjusted an issue price from the fourth quarter 2010. We issued 150,000 shares of common stock at $0.25 a share and 100,000 shares of common stock at $0.20 a share for a total of $57,500 in the fourth quarter 2010.  We adjusted the price to $0.10 and issued an additional 325,000 for total issuance of 575,000 common stock shares at the adjusted price of $0.10 a share for $57,500.

In connection with the Company’s subscription agreement, subscribers also receive warrants to purchase additional share of the Company’s common stock at the established exercise price. The following table displays warrants issued in connection with subscriptions during the six month period ended June 30, 2011:

Date of Grant	Warrants Granted	Exercise Price	Warrants Outstanding as of 6/30/2011	Expiration Date
December 2010	2,222,789	$0.20-0.80	1,465,223	May 2011-December 2011
January 2011	4,050,000	$0.15-0.21	4,050,000	January 2012
February 2011	1,350,000	$0.20	1,350,000	February 2012
April 2011	-	-	-
May 2011	-	-	-
June 2011	-	-	-
Total	7,622,789		6,865,223

Note 7.  Related Party Transactions

In the aggregate, during the six month period ended June 30, 2011, the Company owed to related parties $631,773 for consulting, legal and marketing services as reflected below.

Owed To	Consulting, legal and administrative	Loan
Rowland W. Day II	$416,258	$215,515

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Rowland W. Day II is our CEO, CFO and Director.

The services that were provided are outlined below.

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

For the six month period ended June 30, 2011 and 2010, actual lease expense was $51,019 and $0, respectively.

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

Note 11. Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  Also, under the private placement agreement, the Company granted Litchfield Enterprises, Inc. one (1) warrant exercisable at $.80 per share for each share of their private placement placed.  These warrants will be valid for one (1) year from the date of issuance.  As of June 30, 2011, we issued 900,000 shares of common stock to Litchfield and their investors along with 700,000 warrants.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of June 30, 2011 and December 31, 2010, approximately 1,043,631 and 607,000 stock options had vested.

For the six month periods ended June 30, 2011 and 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $396,628 and $257,821, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Six Months Ended
June 30, 2011

Exercise Price	$0.35 - $0.10
Expected dividend yield	0%
Expected stock price volatility	418.5%
Risk-free interest rate	1.56%

The Company has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Options Outstanding	Expiration
Grant	Granted	Price	As of 6/30/11	Date

9/10/09	100,000	$0.35	100,000	9/10/2014
9/14/09	100,000	0.10	100,000	9/14/2014
9/14/09	500,000	0.10	500,000	9/14/2014
01/08/10	900,000	.025	900,000	01/08/13
01/08/10	500,000	.025	500,000	01/08/13
02/18/11	2,000,000	0.10	2,000,000	02/18/12
02/18/11	330,000	0.10	330,000	02/18/15
Total			4,430,000

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2010	700,000	$.14	5.00	$150,000
Granted – 2010	1,400,000	$.025	5.00	$1,365,000
Forfeited – 2010	-		$-	-
Exercised – 2010	-	$-	-	-
Outstanding as of December 31, 2010	2,100,000	.06	5.00	$1,515,000
Granted – 2011	2,330,000	$.10	1.28	429,420
Forfeited – 2011	(440,000)	$.01	5.00	(24,056)
Exercised – 2011	-	$-	-	-
Outstanding as of June 30, 2011	3,990,000	$.08	3.04	$1,920,364

Exercisable as of June 30, 2011	997,298	$-	-	$-

The weighted-average grant date fair value of options outstanding at June 30, 2011 was $0.438. There were no options exercised as of June 30, 2011 and 440,000 options were forfeit. Options issued and outstanding have exercise price ranging from .10 to .35.

WEBSAFETY, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the six months ended June 30, 2011:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2010	1,493,000		$.721
Non-vested granted —period ended June 30, 2011	2,330,000	$
Vested — period ended June 30, 2011	(1,069,464)		$-
Forfeited — period ended June 30, 2011	-	$
Non-vested as of June 30, 2011	2,753,536		$.48

As of June 30, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $1,321,697.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the six months ended June 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010. Certain items have been reclassified to conform to the current year’s presentation.

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

Since our inception on July 3, 2006 through the end of the second quarter of 2011, we have generated a minimal amount of revenue.  During the fourth quarter of 2009, management determined that sufficient revenues have been reached to bring us out of the Development Stage.  As such, 2010 was the first first fiscal year the Company was fully operational.  We also intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

For the quarter ended June 30, 2011 we have raised $327,500 through the sale of common and corresponding liability to issue common stock.  The proceeds of which are being used to implement WebSafety’s plan of operations.  This funding has been utilized in the furtherance of our plan of operations.  Future funding is intended to be used in the commercialization process.

Results of Operations

Revenue

Revenues for the three and six month periods ended June 30, 2011 totaled $20,895 and $57,415, as compared to $76,212 and $122,490 for the three and six month periods ended June 30, 2010. Management attributes the decline in revenue to the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains un-known at June 30, 2011 however communication and on-going negotiations continue

Cost of Revenue

Cost of revenue represented 80.6% of sales or $46,302 during the six months ended June 30, 2011 which was worsened when compared to the corresponding period of 2010 which showed cost of revenue as 47.5% or $58,142.  Similarly, cost of revenues represented 97% of sales or $20,287 for the three months ended June 30, 2011 which worsened when compared to the corresponding period of 2010 which showed cost of revenues as  35% or $26,785. The increase in cost of revenues experienced in the three and six month periods ending June 30, 2011 when compared to the corresponding period of 2010 was primarily due to the Company’s investment of capital to strengthen sales channels which has yet to show a return.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the six months ended June 30, 2011 we sustained a net operating loss of $1,407,713 compared to a net operating loss of $1,705,743 for the six months ended June 30, 2010.  The $298,030 net operating loss decrease was mainly due to a reduction of depreciation and amortization expense and decrease in general and administrative expenses.  Depreciation and amortization for the six months ended June 30, 2011 was $29,374 compared to $497,406 for the six months ended June 30, 2010. The decrease was due to the impairment write off of the intangible asset during the Company’s fourth quarter of fiscal 2010.

Financial Condition

Cash overdraft at June 30, 2011 was $37,441 and working capital (the excess of current assets over current liabilities) was a negative $1,048,551 compared with a negative $971,091 at December 31, 2010. The decrease in working capital was primarily attributable to a decrease in current assets related to cash disbursements to fund 2011 payroll, marketing, legal, professional and other current obligations coupled with an increase in accrued expenses, payables and other current liabilities recorded as of June 30, 2011 that relate to the implementation of the operating plan.

Other assets remained the same at $19,756 at June 30, 2011 compared to December 31, 2010.  Total current liabilities increased to $1,048,701 at June 30, 2011 from $997,409 at December 31, 2010.  As noted above, the increase was due to an increase in accrued expenses, payables and other current liabilities which represent the costs incurred during fiscal 2011  associated with our implementation of the operating plan.

Stockholders’ equity was $(944,601) at June 30, 2011 compared to $(837,767) at December 31, 2010.  The increase in deficit was primarily due to the net loss from operations which was partially offset by issuances of shares for cash and services in excess of the par value of common stock.

Liquidity

Cumulatively, through June 30, 2011, the Company had raised $4,560,782 in new equity including $327,500 being raised in the second quarter 2011 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $9,423,643 from the period of July 3, 2006 (Inception) through June 30, 2011 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2011 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At June 30, 2011, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of June 30, 2011. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended June 30, 2011.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

APPROXIMATELY 32.7% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of August 19, 2011, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 32.7% of our 82,491,262 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 30, 2011, the Company sold 3,425,000 shares of its unregistered common stock to various accredited investors for proceeds of $372,500.  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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

WEBSAFETY, INC.

Date: August 19, 2011	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer