Form 10-Q
period 2011-09-30
WebSafety, Inc.
filed 2011-12-21
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 21, 2011:

Class	Outstanding shares as of December 21, 2011
Common Stock, $0.001 par value	84,241,262

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of September 30, 2011 (unaudited) and December 31, 2010

	As of
	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$ -	$ 26,168
Accounts receivable	150	150
Total current assets	150	26,318

Property and Equipment:
Computer equipment, computer software and furniture, net	10,195	12,429
Software license and website development, net	59,372	101,139
Total property and equipment	69,567	113,568

Other Assets:
Deposits	2,333	19,756

	$ 72,050	$ 159,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Cash overdraft	$ 55,620	$ -
Accounts payable	343,158	297,730
Accrued expense	15,219	24,010
Deferred revenue	-	3,587
Due to shareholders	687,946	508,249
Loan payable	92,105	110,833
Liability to issue shares	-	53,000
Total current liabilities	1,194,048	997,409

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 shares issued and
outstanding respectively	2,863	2,863
Common stock; $.001 par value, 300,000,000 shares
authorized, 83,047,928 and 70,313,828 shares issued and
outstanding, respectively	83,049	70,314
Subscriptions receivable	25,000	-
Additional paid in capital	8,652,612	7,104,986
Deficit accumulated	(9,885,522)	(8,015,930)
Total stockholders' equity (deficit)	(1,121,998)	(837,767)

	$ 72,050	$ 159,642

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2011 and 2010

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$ 7,479	$ 119,779	$ 64,894	$ 242,269
Cost of goods sold	(9,546)	(50,127)	(55,848)	(108,269)
Gross margin	(2,067)	69,652	9,046	134,000

Operating expenses:
General and administrative expenses	391,573	975,184	1,604,658	2,245,369
Research & Development	-	-	-	2,500
Depreciation and amortization expense	14,687	248,847	44,061	746,253
Total operating expenses	406,260	1,224,031	1,648,719	2,994,122

(Loss) from operations	(408,327)	(1,154,379)	(1,639,673)	(2,860,122)

Other income (expense):
Interest expense	(53,551)	(4,908)	(229,919)	(4,908)

(Loss) before provision for income taxes	(461,878)	(1,159,287)	(1,869,592)	(2,865,030)
Provision for income taxes	-	-	-	-

Net (loss)	$ (461,878)	$ (1,159,287)	$ (1,869,592)	$ (2,865,030)

Basic and diluted loss per share	$ (0.006)	$ (0.017)	$ (0.025)	$ (0.045)

Basic and diluted weighted average
common shares outstanding	77,181,499	67,107,250	75,768,188	63,216,245

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$ (1,869,592)	$ (2,865,030)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	44,061	746,253
Amortization of beneficial conversion	228,772	-
Stock compensation expense	621,110	-
Stock issued for services - non-cash	168,751	989,542
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	17,171
Increase(decrease) in deposit	(17,423)	(17)
Increase in accounts payable	45,428	114,219
Decrease in deferred revenue	(3,587)	(94,149)
Increase (decrease) in accrued expense	(8,791)	29,325
Net cash (used in) operating activities	(791,271)	(1,062,686)

Investing activities:
Purchase of long term assets	-	(15,265)

Financing activities:
Increase in cash overdraft	55,620	-
Decrease in liability to issue shares	(53,000)	47,642
Proceeds from borrowing	137,786	100,000
Proceeds of advances from shareholders	179,697	299,625
Proceeds from sale of common stock	420,000	667,425
Subscriptions receivable	25,000	-
Net cash provided by financing activities	765,103	1,114,692

Net changes in cash	(26,168)	36,741

Cash, beginning of year	26,168	5,748
Cash, end of period	$ -	$ 42,489

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ 168,751	$ 289,919
Conversion of notes to common stock	$ 217,500	$ -

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (Deficit)

For the year ended December 31, 2010 and the nine months ended September 30, 2011

(Unaudited)

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)

Balances December 31, 2009	4,230,002	$ 4,230	54,895,714	$ 54,896	$ -	$ 4,817,805	$ (2,572,257)	$ 2,304,674

Issuance of common stock for cash
January 6, 2010 one issuance at $0.45			100,000	$ 100		44,900		45,000
January 27, 2010 one issuance at $0.043			1,600,000	$ 1,600		68,400		70,000
March 9, 2010 one issuance at $0.05			400,000	$ 400		19,600		20,000
March 9, 2010 one issuance at $0.045			33,333	$ 33		14,967		15,000
March 9, 2010 one issuance at $0.045			23,000	$ 23		10,327		10,350
								-
Issuance of common stock for services								-
January 6, 2010 one issuance at $0.04			100,000	$ 100		3,900		4,000
January 6, 2010 one issuance at $0.04			200,000	$ 200		7,800		8,000
January 6, 2010 one issuance at $0.04			28,000	$ 28		1,092		1,120
March 17, 2010 one issuance at $0.025			7,000,000	$ 7,000		168,000		175,000
								-
Stock Compensation Expense						128,911		128,911

Net loss for the period ended March 31, 2010							(849,604)	(849,604)

Balances March 31, 2010	4,230,002	$ 4,230	64,380,047	$ 64,380	$ -	$ 5,285,702	$ (3,421,861)	$ 1,932,451

Issuance of common stock for cash
April 5, 2010 one issuance at $0.45			26,500	$ 27		11,898		11,925
April 5, 2010 one issuance at $0.45			155,400	$ 155		69,775		69,930
April 5, 2010 one issuance at $0.45			22,222	$ 22		9,978		10,000
June 2, 2010 one issuance at $0.45			50,000	$ 50		22,450		22,500
June 18, 2010 one issuance at $0.45			534,192	$ 534		239,852		240,386
								-
Issuance of common stock for services								-
June 2, 2010 one issuance at $0.45			15,000	$ 15		6,735		6,750
June 2, 2010 one issuance at $0.45			4,522	$ 5		2,030		2,035
June 2, 2010 one issuance at $0.45			55,555	$ 56		24,944		25,000
June 18, 2010 one issuance at $0.45			200,000	$ 200		89,800		90,000
								-
Conversion of preferred shares to common shares at 1.25 to 1	(1,000,000)	(1,000)	1,250,000	$ 1,250		(250)		-

Issuance of common stock to adjust issue price			11,111	$ 11		4,989		5,000

Stock Compensation Expense						128,910		128,910

Net loss for the period ended June 30, 2010							(856,139)	(856,139)

Balances June 30, 2010	3,230,002	$ 3,230	66,704,549	$ 66,705	$ -	$ 5,896,813	$ (4,278,000)	$ 1,688,748

Issuance of common stock for cash
August 6, 2010 one issuance at $0.45			47,223	$ 47		21,203		21,250
September 7, 2010 one issuance at $0.25			124,446	$ 124		30,987		31,112
September 15, 2010 one issuance at $0.25			100,000	$ 100		24,900		25,000
September 22, 2010 one issuance at $0.45			55,740	$ 56		25,027		25,083
								-
Issuance of common stock for services								-
August 6, 2010 one issuance at $0.45			25,000	$ 25		975		1,000
August 6, 2010 one issuance at $0.45			100,000	$ 100		44,900		45,000
September 15, 2010 one issuance at $0.25			135,000	$ 135		33,615		33,750
September 15, 2010 one issuance at $0.40			125,000	$ 125		49,875		50,000
September 15, 2010 one issuance at $0.45			42,500	$ 43		19,083		19,125
September 22, 2010 one issuance at $0.45			10,068	$ 10		4,521		4,531
September 22, 2010 one issuance at $0.25			550,000	$ 550		136,950		137,500
								-
Conversion of preferred shares to common shares at 1.25 to 1	(366,667)	(367)	458,334	$ 458		(92)		-

Stock Compensation Expense						128,910		128,910
Beneficial Conversion Feature of Promissory Note						100,000		100,000
Net loss for the period ended September 30, 2010							(1,159,287)	(1,159,287)

The accompanying notes are an integral part of these financial statements.

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	Equity (Deficit)

Balances September 30, 2010	2,863,335	$ 2,863	68,477,860	$ 68,478	$ -	$ 6,517,667	$ (5,437,287)	$ 1,151,722

Issuance of common stock for cash
October 27, 2010 one issuance at $0.20			100,000	$ 100		19,900		20,000
October 29, 2010 one issuance at $0.25			50,000	$ 50		12,450		12,500
November 16, 2010 two issuances at $0.25			100,000	$ 100		24,900		25,000
December 28, 2010 Debt Conversion at $0.18			421,414	$ 421		75,433		75,855
December 28, 2010 Debt Conversion at $0.10			545,000	$ 545		53,955		54,500
Issuance of common stock for services								-
October 27, 2010 three issuances at $0.25			340,000	$ 340		84,660		85,000
October 1, 2010 three issuances at $0.25			100,000	$ 100		24,900		25,000

Issuance of common stock to adjust issue price			179,554	$ 180		44,709		44,889
Stock Compensation Expense						128,910		128,910
Beneficial Conversion Feature of Promissory Note						117,500		117,500
Net loss for the period ended December 31, 2010							(2,578,643)	(2,578,643)

Balances December 31, 2010	2,863,335	$ 2,863	70,313,828	$ 70,314	$ -	$ 7,104,986	$ (8,015,930)	$ (837,767)

Issuance of common stock for cash
March 4, 2011 six issuances at $0.10			1,025,000	$ 1,025		101,475		102,500
April 27, 2011 two issuances at $0.10			475,000	$ 475		47,025		47,500
May 24, 2011 seven issuances at $0.10			2,700,000	$ 2,700		267,300		270,000
Issuance of common stock for services
January 13, 2011 one issuance at $0.25			40,000	$ 40		9,960		10,000
January 31, 2011 one issuance at $0.25			200,000	$ 200		49,800		50,000
February 11, 2011 one issuance at $0.25			200,000	$ 200		49,800		50,000
March 1, 2011 one issuance at $0.25			40,000	$ 40		9,960		10,000
April 27, 2011 one issuance at $0.13			15,000	$ 15		1,985		2,000
May 24, 2011 four issuances at $0.10			242,500	$ 243		24,008		24,251
August 4, 2011 one issuance at $0.04			250,000	$ 250		9,750		10,000
August 4, 2011 one issuance at $0.03			416,666	$ 417		12,083		12,500
Conversion of notes to common stock			6,804,934	$ 6,805		210,695		217,500
Issuance of common stock to adjust issue price (see note 6)			325,000	$ 325		(325)		-
Stock Compensation Expense						621,110		621,110
Beneficial Conversion Feature of Promissory Note						133,000		133,000
Subscriptions Received in Advance					$ 25,000			25,000
Net loss for the nine months ended September 30, 2011							(1,869,592)	(1,869,592)

Balances September 30, 2011 (Unaudited)	2,863,335	$ 2,863	83,047,928	$ 83,049	$ 25,000	$ 8,652,612	$ (9,885,522)	$ (1,121,998)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by Websafety (the Company) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2.  Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $9,886,000 from the period of July 3, 2006 (Inception) through September 30, 2011 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2011 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

Reclassification

Certain reclassifications have been made to the financial statements for the period ended September 30, 2010.  These reclassifications are for comparative purposes only and have no effect on net income (loss) as originally reported.

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2011, there were 3,990,000 stock options and 6,625,000 stock warrants issued and outstanding that could dilute future earnings.

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

Fair value of financial instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At September 30, 2011, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Note 3. Concentration of Credit Risk

For the quarters ended September 30, 2011 and 2010 the Company had only $7,479 and $119,779 in revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of September 30, 2011, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at September 30, 2011.

Note 4.  Property and Equipment

Property and equipment consist of the following at September 30, 2011 and December 31, 2010:

	2011	2010

Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,910	167,910
Total property and equipment before accumulated depreciation	184,599	184,599

Less accumulated depreciation	(115,032)	(71,031)
Total property and equipment	$ 69,567	$113,568

Depreciation expense for the nine months ended September 30, 2011 totaled $44,061, respectively.

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

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

Note 5. Note Payable

The components of notes as of December 31, 2010 and the related activity during the nine months ended September 30, 2011 are as follows:

•

 $100,000 loan received September 22, 2010 due March 22, 2011 including interest at 5%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.10 per share. As of September 30, 2011, this note was converted to shares of common stock.

•

$80,000 loan received October 8, 2010 due July 11, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2011, this note was converted to shares of common stock.

•

$37,500 loan received November 29, 2010 due September 1, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2011, this note was converted to shares of common stock

•

$42,500 loan received February 9, 2011 due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2011, no portion of this note had been converted to common stock.

•

$53,000 loan received April 21, 2011 due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2011, no portion of this note had been converted to common stock.

•

$37,500 loan received May 23, 2011 due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2011, no portion of this note had been converted to common stock.

Each loan above has a right to convert to common stock.  During the six months ended September 30, 2011, a total of $217,500 of the above mentioned notes were converted into shares of common stock.

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with each.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. From the inception of these notes through September 30, 2011, $339,605 of the debt discount has been amortized as interest expense and the remainder will be amortized straight line over the remaining life of the corresponding note. During the nine months ended September 30, 2011 and 2010, amortization of the beneficial conversion feature, recorded as interest expense, was $228,772 and $0, respectively.

Note 6.  Stock Issuances

During the nine month period ended September 30, 2011 we had the following common stock issuances.

Date	Number of Shares	Value
January 2011	240,000	$60,000
February 2011	200,000	50,000
March 2011	1,390,000	112,500
April 2011	490,000	49,500
May 2011	6,384,531	489,250
June 2011	-	-
July 2011	1,612,903	10,000
August 2011	666,666	22,500
September 2011	1,750,000	12,500
Total Common Issuances	12,734,100	$806,250

In addition to the common stock issued above we also recorded $25,000 subscriptions receivable that are treated as an equity transaction and as such were reflected in the Statements of Stockholder’s Equity (Deficit) at September 30, 2011 and will be issued in the fourth quarter of 2011.

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

In connection with the Company’s subscription agreement, subscribers also receive warrants to purchase additional share of the Company’s common stock at the established exercise price. The following table displays warrants issued in connection with subscriptions during the nine month period ended September 30, 2011:

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

Date of Grant	Warrants Granted	Exercise Price	Warrants Outstanding as of 9/30/2011	Expiration Date
January 2011	4,050,000	$0.15-0.21	4,050,000	January 2012
February 2011	1,350,000	$0.20	1,350,000	February 2012
March 2011	725,000	$.20	725,000	March 2012
April 2011	500,000	$.20	100,000	April 2012
May 2011	-	-	-
June 2011	-	-	-
July 2011	-	-	-
August 2011	-	-	-
September 2011	-	-	-
Total	6,625,000		6,625,000

Note 7.  Related Party Transactions

In the aggregate, during the nine month period ended September 30, 2011, the Company owed to related parties $687,946 for consulting, legal and marketing services as reflected below.

Owed To	Consulting, legal and administrative	Loan
Rowland W. Day II	$432,635	$231,936
Brian Fowler		$23,375

Rowland W. Day II is our CEO, CFO and Director.

Brian Fowler is our consultant.

The services that were provided are outlined below.

Administrative, Financial and Legal Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors preparation of the Company’s legal requirements and documents for the Company’s operations.

Note 8. Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Director Rowland W. Day II.  We are not being charged any rent at this time.

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

In March 2010, the Company entered into a five year lease agreement for 5,502 square feet of corporate office space located in Irving, Texas.  The total lease payments were to be $472,255 over the five year period beginning May 1, 2010 and expiring on April 30, 2015.  As of September 30, 2011, the management has decided to vacate the facility, thus defaulting on the lease agreement (see Note 13).  All lease payments have been properly included in the Company’s expenses and accrued as necessary through September 30, 2011.

For the nine month period ended September 30, 2011 and 2010, actual lease expense was $84,847 and $0, respectively.

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

Note 11. Private Placement Agreement

On February 8, 2010 Litchfield Enterprises, Inc. signed a non-exclusive consulting agreement with the Company to assist with a private placement of the Company’s stock. Per this agreement, Litchfield Enterprises, Inc. will on a “best effort” basis, seek to raise one million one hundred and twenty-five thousand dollars ($1,125,000) by selling 2,500,000 shares at $.45 per share.  Also, under the private placement agreement, the Company granted Litchfield Enterprises, Inc. one (1) warrant exercisable at $.80 per share for each share of their private placement placed.  These warrants will be valid for one (1) year from the date of issuance.  As of September 30, 2011, we issued 900,000 shares of common stock to Litchfield and their investors along with 700,000 warrants.

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of September 30, 2011 and December 31, 2010, approximately 1,043,631 and 607,000 stock options had vested.

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

For the nine month periods ended September 30, 2011 and 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $621,109 and $128,910, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Nine Months Ended
September 30, 2011

Exercise Price	$0.35 - $0.10
Expected dividend yield	0%
Expected stock price volatility	307.23%
Risk-free interest rate	1.29%

The Company has granted stock options to officers and employees as follows:

Date of	Options	Exercise	Granted	Expiration
Grant	Granted	Price	As of 9/30/11	Date

9/10/09	100,000	$0.35	100,000	9/10/2014
9/14/09	100,000	0.10	100,000	9/14/2014
9/14/09	500,000	0.10	500,000	9/14/2014
01/08/10	900,000	.025	900,000	01/08/13
01/08/10	500,000	.025	500,000	01/08/13
02/18/11	2,000,000	0.10	2,000,000	02/18/12
02/18/11	330,000	0.10	330,000	02/18/15
Total			4,430,000

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2010	700,000	$.14	5.00	$150,000
Granted - 2010	1,400,000	$.025	5.00	$1,365,000
Forfeited - 2010	-	$	-	-
Exercised - 2010	-	$-	-	-
Outstanding as of December 31, 2010	2,100,000	.06	5.00	$1,515,000
Granted - 2011	2,330,000	$.10	1.28	429,420
Forfeited - 2011	(440,000)	$.01	5.00	(24,056)
Exercised - 2011	-	$-	-	-
Outstanding as of September 30, 2011	3,990,000	$.08	3.04	$1,920,364

Exercisable as of September 30, 2011	997,298	$-	-	$-

The weighted-average grant date fair value of options outstanding at September 30, 2011 was $0.438. There were no options exercised as of September 30, 2011 and 440,000 options were forfeited. Options issued and outstanding have exercise price ranging from .10 to .35.

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the nine months ended September 30, 2011:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2010	1,493,000		$.721
Non-vested granted - period ended September 30, 2011	2,330,000	$
Vested - period ended September 30, 2011	(1,748,631)		$-
Forfeited - period ended September 30, 2011	-	$
Non-vested as of September 30, 2011	2,074,369		$.48

As of September 30, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $950,134.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

WEBSAFETY, INC.

Formerly Known as Blindspot Alert, Inc.

NOTES TO THE FINANCIAL STATEMENTS

Note 13.  Subsequent Events

The Company vacated the rental facility in September 2011 and is currently in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $17,423.

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  The Company has until approximately January 8, 2012 to answer the lawsuit. The Company cannot determine the outcome at this time.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the nine months ended September 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010. Certain items have been reclassified to conform to the current year’s presentation.

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

Since our inception on July 3, 2006 through the end of the third quarter of 2011, we have generated a minimal amount of revenue.  During the fourth quarter of 2009, management determined that sufficient revenues have been reached to bring us out of the Development Stage.  As such, 2010 was the first fiscal year the Company was fully operational.  We also intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

For the quarter ended September 30, 2011 we have raised $25,000 through the sale of common stock and corresponding subscriptions receivable.  The proceeds of which are being used to implement WebSafety’s plan of operations.  This funding has been utilized in the furtherance of our plan of operations.  Future funding is intended to be used in the commercialization process.

In the month of September, 2011 due to lack of revenue and inability to raise enough capital to pay for ongoing operations, we vacated our premises in Irving, Texas.  All employees left the Company and we suspended our operations pending the raising of additional capital to finance our operations on a going forward basis.

Our CEO, Rowland W. Day II moved the administration of the business to his law office located in California which is the new address of the Company.

Mr. Day has continued to meet with prospective investors to fund the operations of the Company.  To date very little money has been raised or loaned to the Company.  There is no assurance that enough money can be raised for the Company to become operational at any time in the future.

Results of Operations

Revenue

Revenues for the three and nine month periods ended September 30, 2011 totaled $7,479 and $64,894, as compared to $119,779 and $242,269 for the three and nine month periods ended September 30, 2010. Management attributes the decline in revenue to the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains un-known at September 30, 2011 however communication and on-going negotiations continue

Cost of Revenue

Cost of revenue represented 86% of sales or $55,848 during the nine months ended September 30, 2011 which was worsened when compared to the corresponding period of 2010 which showed cost of revenue as 45% or $108,269.  Similarly, cost of revenues represented 128% of sales or $9,546 for the three months ended September 30, 2011 which worsened when compared to the corresponding period of 2010 which showed cost of revenues as 42% or $50,127. The increase in cost of revenues experienced in the three and nine month periods ending September 30, 2011 when compared to the corresponding period of 2010 was primarily due to the Company’s investment of capital to strengthen sales channels which has yet to show a return.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the nine months ended September 30, 2011 we sustained a net operating loss of $1,869,592compared to a net operating loss of $2,865,030 for the nine months ended September 30, 2010.  The $995,438 net operating loss decrease was mainly due to a reduction of depreciation and amortization expense and decrease in general and administrative expenses.  Depreciation and amortization for the nine months ended September 30, 2011 was $44,061 compared to $746,253 for the nine months ended September 30,

2010. The decrease was due to the impairment write off of the intangible asset during the Company’s fourth quarter of fiscal 2010.

Financial Condition

Cash overdraft at September 30, 2011 was $55,620 and working capital (the excess of current assets over current liabilities) was a negative $1,193,898 compared with a negative $971,091 at December 31, 2010. The decrease in working capital was primarily attributable to a decrease in current assets related to cash disbursements to fund 2011 payroll, marketing, legal, professional and other current obligations coupled with an increase in accrued expenses, payables and other current liabilities recorded as of September 30, 2011 that relate to the implementation of the operating plan.

Other assets were $2,333 at September 30, 2011 compared to and $19,756 at December 31, 2010.  The decrease was a result expensing the security deposit because the Company defaulted on the lease agreement. Total current liabilities increased to $1,194,048at September 30, 2011 from $997,409 at December 31, 2010.  As noted above, the increase was due to an increase in accrued expenses, payables and other current liabilities which represent the costs incurred during fiscal 2011  associated with our implementation of the operating plan.

Stockholders’ equity was $(1,121,998) (deficit) at September 30, 2011 compared to $(837,767) at December 31, 2010.  The increase in deficit was primarily due to the net loss from operations which was partially offset by issuances of shares for cash and services in excess of the par value of common stock.

Liquidity

Cumulatively, through September 30, 2011, the Company had raised $4,585,782 in new equity including $25,000 being raised in the third quarter 2011 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $9,886,000from the period of July 3, 2006 (Inception) through September 30, 2011 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2011 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At September 30, 2011, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of September 30, 2011. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended September 30, 2011.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

On December 19, 2011, the Company was served with a lawsuit from the Company’s landlord for past and future rent of approximately $400,000.  The Company vacated the premises in September of 2011.  The Company has until approximately January 8, 2011 to file an answer to the lawsuit.  The Company cannot determine the outcome at this time.

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

APPROXIMATELY 32.5% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

As of December 21, 2011, WQN, Inc. directly owns 27,000,000 shares, which represents approximately 32.5% of our 83,047,928 shares of outstanding common stock.  As a result, WQN presently and is expected to continue to have the ability to determine the outcome of issues submitted to our stockholders.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended September 30, 2011, the Company sold 666,666 shares of its unregistered common stock to various accredited investors for proceeds of $225,000.  The sales were exempt from registration pursuant to the Securities Act of 1933.  The proceeds were used for working capital.

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

WEBSAFETY, INC.

Date: December 21, 2011	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer