Form 10-Q/A
period 2011-09-30
WebSafety, Inc.
filed 2011-12-21
CIK 1388295

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

1 Hampshire Court, Newport Beach, CA 92660

(Address of Principal Executive Offices)

(949) 642-7816

(Issuer’s Telephone Number)

2201 W. Royal Lane, Suite 200, Irving, Texas 75063

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

Explanatory Note
WebSafety Inc., is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on December 21, 2011 (the “Form 10-Q”), to revise the address of principal executive address on the cover page of the Form 10-Q.
No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13e-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These exhibits were previously included and are incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on December 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WEBSAFETY, INC.

Date: December 21, 2011	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer