Form 10-K
period 2011-12-31
WebSafety, Inc.
filed 2012-04-16
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common stock $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer: . [ ]	Accelerated filer: [ ]	Non-accelerated filer: [ ]	Small reporting company: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $714,715.00 based on 211,853,406  non-affiliate shares outstanding as of June 30, 2011 (Registrant’s most recently completed Second Fiscal Quarter). Computed by reference to the price at which the common equity was last sold which was $0.03 per share.

As of April 5, 2012, there were 290,653,406 shares of common stock, $0.001 par value, outstanding.

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

Business of Issuer

We are focused on marketing, selling, and distributing a range of Internet software applications and services for cell phones worldwide. These software applications allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying, pornography; and cell phone applications that restrict text messaging while driving and provide location information to parents using GPS technology. We market our software products under the WEBSAFETY or CELLSAFETY brand names.

Since our inception on July 3, 2006 and as of December 31, 2011, we have generated a minimal amount of revenue and have incurred a cumulative net loss of $11,618,598.  In 2011 our revenues were $65,830, however, we believe that we must raise approximately $250,000 through the sale of equity or promissory notes for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to maintain our minimal infrastructure and marketing and sales campaign.  We believe that the recurring revenues from sales of software products eventually will be sufficient to support ongoing operations.  We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern as noted in the independent auditor’s report to the financial statements included in this report.

In the month of September, 2011 due to the lack of revenue and inability to raise enough capital to pay for ongoing operations, we vacated our premises in Irving, Texas.  All employees left the Company and we suspended our operations pending the raising of additional capital to finance our operations on a going forward basis.

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

Our Chief Executive Officer and Chief Financial Officer/Director works for us on a part-time basis.  We also have four other Directors.

ITEM 1A.  RISK FACTORS

The Company was organized during 2006 and is at an early stage of operation and has no substantial revenue.  The Company no longer devotes its full resources toward marketing, selling and distributing the software products.  The Company began receiving revenue from sales of software products during the fourth quarter of 2009.  The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

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

COMPANY’S RELIANCE UPON HIRING EXECUTIVES AND CONSULTANTS

The Company’s success is highly dependent upon hiring executive officers and key consultants in order to implement and pursue the Company’s business and marketing plan.  The inability to hire the executives or consultants  will materially adversely impact the ability of the Company to complete its business and marketing plan and may require the Company to seek the assistance of other qualified personnel who may not be available.

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

WE NEED ADDITIONAL FINANCING

We need additional financing to maintain and expand the business, and such financing may not be available on favorable terms, if at all.  We intend to finance our business through the private placement and public offering of equity and debt securities.   If we need funds and cannot raise them on acceptable terms, we may not be able to execute our business plan, and our shareholders may lose substantially all of their investment.

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

ITEM 2.  DESCRIPTION OF PROPERTY

As of March 22, 2010, we entered into a five year lease agreement for 5,502 square feet of corporate office space located in Irving, Texas.  The total lease payments were to be $472,255 over the five year period beginning May 1, 2010 and expiring on April 30, 2015.  In September, 2011, the Board of Directors decided to vacate the facility, thus defaulting on the lease agreement (see Note 13). All lease payments have been properly included in the Company’s expenses and accrued as necessary through December 31, 2011.

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

The Company vacated the rental facility in September 2011 and is currently in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756.

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  The Company is in discussions with representatives of the landlord.  The Company has accrued under Loss Contingency, $400,000 related to the unpaid and future lease payments

ITEM 4.  MINE SAFETY DISCLOSURES

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

	High	Low
1st Quarter (through April 9, 2012)	$.01	$.01
Year Ended December 31, 2011
1st Quarter	$.47	$.11
2nd Quarter	.28	.02
3rd Quarter	.03	.01
4th Quarter	.02	.01

Year Ended December 31, 2010
1st Quarter	$1.95	$0.90
2nd Quarter	1.95	1.69
3rd Quarter	3.09	0.34
4th Quarter	0.40	0.15

Holders

As of April 9, 2012, there were approximately 135 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any dividends.  We anticipate, as our board of directors deems appropriate, that we will continue to retain all earnings for use in our business.

Securities Authorized For Issuance Under Equity Compensation Plans

On February 18, 2011 we issued 2,000,000 options to Travis Bond, the Chief Operating Officer of the Company. In addition, we issued 330,000 to various other people.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in 17 CFR229.10(f)(I) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Websafety, Inc. has the objective of marketing and selling through the internet a range of software applications and services for cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on cell phones. The cell phone application also restricts text messaging while driving and provides location information to parents through the use of GPS technology. In June 2008 the Company acquired for $300,000 a worldwide non exclusive license that permits the Company to sell the proprietary software that identifies the threats from predators, cyber bullies and transmitters of pornography. The license also allows for selective exclusivity within certain markets.

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement we acquired all of the technology known as Websafety Technology for approximately 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement.

Since our inception on July 3, 2006 through the end of the December 31, 2011, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

In 2011, we raised $420,000 in new equity funding through the sale of common stock and preferred stock, the proceeds were used in 2011 to fund our operations through August of 2011.  We suspended our operations in September of 2011 due to lack of working capital.

Results of Operations

For the year ended 2011 we sustained a net operating loss of $3,662,668 as compared to a loss of $5,443,673 for the same twelve month period ended December 31, 2010.  In 2011 we had revenues of $65,830 as compared to revenues of $309,382 in 2010.

The table below highlights on a line item basis the significant elements of expense during the two periods that constituted the preponderance of expense incurred.

	Years Ended December 31,		Increase/
Expense Category	2011	2010	(Decrease)
General and Administrative:
Payroll	$430,830	$497,327	$(66,497)
Insurance D&O	11,966	26,680	(14,714)
Accounting	16,632	40,500	(23,868)
Consulting/Contract	277,452	877,152	(599,700)
Legal	226,905	380,830	(153,925)
Marketing/Website	90,231	181,161	(90,930)
Travel	15,078	89,543	(74,465)
Commissions	20,479	84,296	(63,817)
Office Expense & Telephone	26,033	106,009	(79,976)
Rent	87,180	45,540	41,640
Stock Compensation Expense	902,820	515,640	387,180
Other	20,030	30,398	(10,368)
Totals	$2,125,636	$2,875,076	$(749,440)

In the fourth quarter of 2010 the Company fully wrote off the Technology asset that was purchased in the third quarter of 2009.   In accordance with ASC 360-10-35 a long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Due to the Company’s inability to meet cash flow projections established on the date the technology was acquired, management decided to impair the asset fully and took a loss of $1,881,877 at December 31, 2010.

The decrease in expenses from December 31, 2010 to December 31, 2011 is primarily attributed to the impairment charge taken in 2010 on our intangible asset and amortization on the intangible prior to its impairment charge. Both events unique to the Company’s 2010 fiscal year.

Liquidity

As noted previously, through December 31, 2011 we raised $420,000 in new equity. In order to establish operations in 2012 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to reestablish operations.

Cash and cash equivalents decreased $26,868 to ($700) at December 31, 2011 when compared to cash and cash equivalents of $26,168 at December 31, 2010. The decrease is most attributable to the decline in revenue.

The decrease in accounts receivable of $150 at December 31, 2011 when compared to December 31, 2010 can be attributed to a write off of an uncollectible employee advance.

 The increase in accounts payable and accrued expenses of $139,419 at December 31, 2011 when compared to December 31, 2010 can primarily be attributed to the decline in revenue generating activities which resulted in less cash for our obligations.

For the years ended December 31, 2011 and 2010 we had $0 and $17,921 related to investing activities. The activity from 2010 represents the purchase of long-term assets.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flow.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2011, we had no additional cash to invest. In the past and going forward, we consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

   Stockholders of Websafety, Inc

We have audited the accompanying balance sheets of Websafety, Inc as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2011. Websafety, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety, Inc as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2012

WEBSAFETY, INC.

BALANCE SHEETS

	As of
	December 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash	$-	$26,168
Accounts receivable	-	150
Total current assets	-	26,318

Property and Equipment:
Computer equipment, computer software and furniture, net	9,450	12,429
Software license and website development, net	45,427	101,139
Total property and equipment	54,877	113,568

Other Assets:
Deposits	-	19,756
	$54,877	$159,642

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Cash overdraft	$700	$-
Accounts payable	351,617	297,730
Accrued expense	109,538	24,010
Accrued Loss Contingency	400,000	-
Deferred revenue	-	3,587
Due to shareholders, net of discount	768,737	508,249
Loan payable, net of discount	170,540	110,833
Liability to issue shares	25,000	53,000
Total current liabilities	1,826,132	997,409

Stockholders' deficit:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 shares issued and
outstanding.	2,863	2,863

Common stock; $.001 par value, 300,000,000 shares
authorized, 87,689,938 and 70,313,828 shares issued and
outstanding.	87,691	70,314

Additional paid in capital	9,816,789	7,104,986
Deficit accumulated	(11,678,598)	(8,015,930)
Total stockholders' deficit	(1,771,255)	(837,767)

	$54,877	$159,642

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

	December 31,
	2011	2010

Revenue	$65,830	$309,382
Cost of goods sold	(38,492)	(143,385)
Gross margin	27,338	165,997

Operating expenses:
General and administrative expenses	2,125,636	2,875,076
Impairment loss	-	1,881,877
Research & Development	-	2,500
Loss Contingency	400,000	-
Depreciation and amortization expense	58,688	762,872
Total operating expenses	2,584,324	5,522,325

(Loss) from operations	(2,556,986)	(5,356,328)

Other income (expense):
Interest expense	(1,105,682)	(87,345)

(Loss) before provision for income taxes	(3,662,668)	(5,443,673)
Provision for income taxes	-	-

Net (loss)	$(3,662,668)	$(5,443,673)

Basic and diluted loss per share	$(0.047)	$(0.078)

Basic and diluted weighted average
common shares outstanding	78,024,034	69,480,326

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

For the years ended December 31, 2011 and 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balances December 31, 2009	4,230,002	$4,230	54,895,714	$54,896	$4,817,805	$(2,572,257)	$2,304,674

Issuance of common stock for cash
January 6, 2010 one issuance at $0.45			100,000	$100	44,900		45,000
January 27, 2010 one issuance at $0.043			1,600,000	$1,600	68,400		70,000
March 9, 2010 one issuance at $0.05			400,000	$400	19,600		20,000
March 9, 2010 one issuance at $0.045			33,333	$33	14,967		15,000
March 9, 2010 one issuance at $0.045			23,000	$23	10,327		10,350
April 5, 2010 one issuance at $0.45			26,500	$27	11,898		11,925
April 5, 2010 one issuance at $0.45			155,400	$155	69,775		69,930
April 5, 2010 one issuance at $0.45			22,222	$22	9,978		10,000
June 2, 2010 one issuance at $0.45			50,000	$50	22,450		22,500
June 18, 2010 one issuance at $0.45			534,192	$534	239,852		240,386
August 6, 2010 one issuance at $0.45			47,223	$47	21,203		21,250
September 7, 2010 one issuance at $0.25			124,446	$124	30,987		31,111
September 15, 2010 one issuance at $0.25			100,000	$100	24,900		25,000
September 22, 2010 one issuance at $0.45			55,740	$56	25,027		25,083
October 27, 2010 one issuance at $0.20			100,000	$100	19,900		20,000
October 29, 2010 one issuance at $0.25			50,000	$50	12,450		12,500
November 16, 2010 two issuances at $0.25			100,000	$100	24,900		25,000
December 28, 2010 Debt Conversion at $0.18			421,414	$421	75,434		75,855
December 28, 2010 Debt Conversion at $0.10			545,000	$545	53,955		54,500
							-
Issuance of common stock for services							-
January 6, 2010 one issuance at $0.04			100,000	$100	3,900		4,000
January 6, 2010 one issuance at $0.04			200,000	$200	7,800		8,000
January 6, 2010 one issuance at $0.04			28,000	$28	1,092		1,120
March 17, 2010 one issuance at $0.025			7,000,000	$7,000	168,000		175,000
June 2, 2010 one issuance at $0.45			15,000	$15	6,735		6,750
June 2, 2010 one issuance at $0.45			4,522	$5	2,030		2,035
June 2, 2010 one issuance at $0.45			55,555	$56	24,944		25,000
June 18, 2010 one issuance at $0.45			200,000	$200	89,800		90,000
August 6, 2010 one issuance at $0.45			25,000	$25	975		1,000
August 6, 2010 one issuance at $0.45			100,000	$100	44,900		45,000
September 15, 2010 one issuance at $0.25			135,000	$135	33,615		33,750
September 15, 2010 one issuance at $0.40			125,000	$125	49,875		50,000
September 15, 2010 one issuance at $0.45			42,500	$43	19,082		19,125
September 22, 2010 one issuance at $0.45			10,068	$10	4,523		4,533
September 22, 2010 one issuance at $0.25			550,000	$550	136,950		137,500
October 27, 2010 three issuances at $0.25			340,000	$340	84,660		85,000
October 1, 2010 three issuances at $0.25			100,000	$100	24,900		25,000
							-
Stock Compensation Expense					515,641		515,641

Conversion of preferred shares to common shares at 1.25 to 1	(1,366,667)	(1,367)	1,708,334	$1,708	(341)		-
Issuance of common stock to adjust issue price			11,111	$11	4,989		5,000
Issuance of common stock to adjust issue price			179,554	$180	44,709		44,889
Beneficial Conversion Feature of Promissory Note					217,500		217,500
Net loss for the period ended December 31, 2010						(5,443,673)	(5,443,673)

Balances December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$7,104,986	$(8,015,930)	$(837,767)

Issuance of common stock for cash
March 4, 2011 six issuances at $0.10			1,025,000	$1,025	101,475		102,500
April 27, 2011 two issuances at $0.10			475,000	$475	47,025		47,500
May 24, 2011 seven issuances at $0.10			2,700,000	$2,700	267,300		270,000

Issuance of common stock for services
January 13, 2011 one issuance at $0.25			40,000	$40	9,960		10,000
January 31, 2011 one issuance at $0.25			200,000	$200	49,800		50,000
February 11, 2011 one issuance at $0.25			200,000	$200	49,800		50,000
March 1, 2011 one issuance at $0.25			40,000	$40	9,960		10,000
April 27, 2011 one issuance at $0.13			15,000	$15	1,985		2,000
May 24, 2011 four issuances at $0.10			242,500	$243	24,007		24,250
August 4, 2011 one issuance at $0.04			250,000	$250	9,750		10,000
August 4, 2011 one issuance at $0.03			416,666	$417	12,083		12,500
August 10, 2011 one issuance at $0.03			1,193,734	$1,194	23,806		25,000
Conversion of notes to common stock			10,253,210	$10,253	217,247		227,500
Issuance of common stock to adjust issue price (see note 6)			325,000	$325	(325)		-
Stock Compensation Expense					902,820		902,820
Beneficial Conversion Feature of Promissory Note					985,110		985,110
Net loss for the period ended December 31, 2011						(3,662,668)	(3,662,668)

Balances December 31, 2011	2,863,335	$2,863	87,689,938	$87,691	$9,816,789	$(11,678,598)	$(1,771,255)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	December 31,
	2011	2010
Operating activities:
Net loss	$(3,662,668)	$(5,443,673)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	58,688	762,872
Amortization of beneficial conversion	1,105,682	-
Stock compensation expense	902,820	515,641
Stock issued for services - Non-cash	193,750	712,811
Impairment charge for Websafety Technology	-	1,881,877
Changes in operating assets and liabilities:
Decrease in accounts receivable	150	17,021
Decrease (increase) in deposit	19,756	(12,936)
Increase in accounts payable	53,887	145,371
Increase in loss contingency	400,000	-
Decrease in lease payable	-	-
Decrease in deferred revenue	(3,587)	(111,153)
Increase (decrease) in accrued expense	85,528	10,142
Net cash (used in) operating activities	(845,994)	(1,522,027)

Investing activities:
Purchase of long term assets	-	(17,921)

Financing activities:
Increase in cash overdraft	700	-
Decrease in Liability to Issue Shares	(28,000)	(50,120)
Proceeds from borrowing	183,000	328,333
Proceeds of advances from shareholders	244,126	426,875
Proceeds from sale of common stock	420,000	855,280
Net cash provided by financing activities	819,826	1,560,368

Net changes in cash	(26,168)	20,420

Cash, beginning of year	26,168	5,748

Cash, end of period	$-	$26,168

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Conversion of notes to common stock	$227,500	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

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

The business combination was accounted for under the purchase method of accounting followed by a recapitalization of the Company. The issuance of the 13,200,000 shares and the cancellation of the 35,500,000 shares of common stock was retroactively presented in the statements of stockholders’ (deficit) as if the transaction with Texas Atlantic had occurred as of the earliest period presented (See Note 7).

On June 30, 2008, the Company entered into a License Agreement (“License”) with WQN, Inc., a Texas corporation (“WQN”), which, in consideration for the sum of $300,000 granted the Company the right to market and sell WQN’s Websafety software products.

On July 2, 2009 the Company entered into an asset acquisition agreement with WQN, Inc. Under the agreement, the Company acquired all of the technology known as Websafety Technology for 27,000,000 shares of our common stock. Consequently, the Company no longer has any royalty commitments to WQN under the June 30, 2008 license agreement. As of April 5, 2012, the 27,000,000 common shares owned directly by WQN, Inc. represents approximately 30.8% of our 87,689,938 shares of outstanding common stock.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 are as follows:

Deferred tax assets:
Accumulated net operating loss	$11,678,598
Income tax rate	34%
3,970,732
Less valuation allowance	(3,970,732)
Net	$-

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Through December 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2011, the Company had approximately $10,501,830 of federal and state net accumulated operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2026. The utilization of these losses for tax purposes will be limited due to the operation of Internal Revenue Code Section 382 which restricts the utilization of net operating loss carry forwards is circumstances where there is a more than 51% change of control in a company.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Federal statutory income tax rate	34.0%	34.0%
State tax net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%

Effective tax rate	0.0%	0.0%

In accordance with FASB ASC-740-10, the Company has evaluated tax positions taken in the financial statements. Because of the significant net operating losses sustained, management does not believe that the Company has any uncertain federal of state tax position uncertainties at December 31, 2011.

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

Fair value of financial instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At December 31, 2011, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Revenue recognition

In October of 2009 the Company began recognizing revenue from the sales of Websafety products.  Websafety is a comprehensive software package that gives parents the capability to monitor and protect children against potentially dangerous emergency situations or threatening.  Customers pay for a monthly subscription to the Websafety service.

The Company recognizes software license revenue under ASC 985-605 and related interpretations.

Accounts receivable and billing

The Company conducts sales primarily through the Internet utilizing merchant services for the processing of customer credit card or other electronic means of paying. Merchant bank transactions normally settle within two to three days.  As of December 31, 2011, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at December 31, 2011.  We expect trade receivables to increase over time as our daily sales activity also increases.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

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

Long-Lived Assets

FASB ASC 360-10, requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  Such evaluations are performed when circumstances warrant an assessment. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.  There was an impairment of $1,881,877 at December 31, 2010 which pertained to the Websafety Technology asset that management deemed will not provide any future benefit.

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

In accordance with 505-50, each transaction involving the issuance of stock in exchange for goods or services is analyzed to determine whether the value of the stock given as consideration on the value of the goods or services received are greater than the value of the underlying transactions.

Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred cumulative net losses of approximately $11,678,598 through December 31, 2011 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2011 raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 3. Concentration of Credit Risk

For the years ended December 31, 2011 and 2010 the Company had only $65,830 and $309,382 in revenues, respectively.  A concentration of credit risks exist due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of December 31, 2011, no credit has been extended to “on account” customers.  Because all sales have been booked via credit card, management does not deem it necessary to record a receivable allowance at December 31, 2011.

Note 4.  Property and Equipment

Property and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010

Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,910	167,910
Total property and equipment before accumulated depreciation	184,599	184,599

Less accumulated depreciation	(129,719)	(71,031)
Total property and equipment	$ 54,880	$ 113,568

Depreciation expense for fiscal 2011 and 2010 totaled $58,688 and $57,169, respectively.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

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

Intangible assets	2011	2010
Websafety Technology	$ -	$2,822,815
Total intangible assets before accumulated amortization	-	2,822,815

Less accumulated amortization	-	940,938
Total intangible assets before impairment	$ -	$1,881,877

Less intangible impairment	-	1,881,877
Total intangible assets	$ -	$0

Amortization expense for fiscal 2011 and 2010 totaled $0 and $705,703, respectively.

In accordance with ASC 360-10-35 a long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Due to the Company’s inability to meet cash flow projections established on the date the technology was acquired, management decided to impair the asset fully and to took a loss of $1,881,877 at December 31, 2010.

Note 6. Loan Payable

•

$100,000 loan received September 22, 2010 due March 22, 2011 including interest at 5%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.10 per share. As of December 31, 2011, this note was converted to shares of common stock.

•

$80,000 loan received October 8, 2010 due July 11, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2011, this note was converted to shares of common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

•

$37,500 loan received November 29, 2010 due September 1, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2011, this note was converted to shares of common stock.

•

$42,500 loan received February 9, 2011 due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2011, $10,000 of this note had been converted to common stock. The balance was in default at December 31, 2011 and subsequent to that date converted to common stock.

•

$53,000 loan received April 21, 2011 due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2011, no portion of this note had been converted to common stock. Subsequent to year end the balance was converted to common stock.

•

$37,500 loan received May 23, 2011 due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2011, no portion of this note had been converted to common stock. Subsequent to year end the balance was converted to common stock.

•

$50,000 loan received June 23, 2011 due December 22, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2011, no portion of this note had been converted to common stock. The balance was in default at December 31, 2011 and subsequent to that date converted to common stock.

Each loan above has a right to convert to common stock.  During the year ended December 31, 2011, a total of $227,500 of the above mentioned loans were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with each of our third party and our outstanding shareholder loans.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. The debt discount has been amortized as interest expense and the remainder, $55,352, will be amortized straight line over the remaining life of the corresponding note. For the year ended December 31, 2011 and 2010, amortization of the beneficial conversion feature, recorded as interest expense, was $1,0766,623 and $80,833, respectively.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Note 7.  Stock Issuances

During the year ended December 31, 2011 we had the following common stock issuances.

Date	Number of Shares	Value
January 2011	240,000	$60,000
February 2011	200,000	50,000
March 2011	1,390,000	112,500
April 2011	490,000	49,500
May 2011	6,384,531	489,250
July 2011	1,612,903	10,000
August 2011	1,860,400	47,860
September 2011	1,750,000	12,500
December 2011	3,448,276	10,000
Total Common Issuances	17,376,110	$841,620

In addition to the common stock issued above we also recorded $25,000 as a liability to issue shares at December 31, 2011 and will be issued in the first quarter of 2012.

In connection with the Company’s subscription agreement, subscribers also receive warrants to purchase additional shares of the Company’s common stock at the established exercise price. The following table displays warrants issued in connection with subscriptions for the year ended December 31, 2011:

Date of Grant	Warrants Granted	Exercise Price	Warrants Outstanding as of 12/31/2011	Expiration Date
January 2011	4,050,000	$0.15-0.21	4,050,000	January 2012
February 2011	1,350,000	$0.20	1,350,000	February 2012
March 2011	725,000	$.20	725,000	March 2012
April 2011	500,000	$.20	100,000	April 2012
May 2011	-	-	-
June 2011	-	-	-
July 2011	-	-	-
August 2011	-	-	-
September 2011	-	-	-
October 2011	-	-	-
November 2011	-	-	-
December 2011	-	-	-
Total	6,625,000		6,625,000

Note 8.  Related Party Transactions

Amounts owed to related parties were for expenses personally incurred and for services received from the related parties. The services that were provided are outlined below.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the year ended December 31, 2011, the Company owed to related parties $824,610 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accounting Services	Total
Rowland W. Day II	$532,784	$237,352		$770,136
Bryan Fowler		$43,173		$43,173
John Williams			$8,289	$8,289
	$532,784	$283,537	$8,289	$821,598

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler is our technology consultant.  John Williams was the former contract Treasurer and CFO of the Company.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock. $150,000 was converted subsequent to year end.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $43,173 including interest of 5% due to Bryan Fowler due March 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Note 9. Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Chairman of the Board Rowland W. Day II.  We are not being charged any rent at this time.

The Company vacated the rental facility in September 2011 and is currently in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756.

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  The Company is in discussions with representatives of the landlord.  The Company has accrued under Loss Contingency, $400,000 related to the unpaid and future lease payments.

Note 10. Sales and Marketing Program

In July 2010 we entered into a sales and marketing agreement with Manage Mobility.  Manage Mobility manages Telecom services for corporations and municipalities and intends to market our products to their clients.

In October 2010 we entered into an agreement with AAA of Northwest Ohio.  AAA of Northwest Ohio offers auto related products and services to their members.  AAA of Northwest Ohio began to market our software to its members in the third quarter of 2011 and then suspended its marketing efforts in the fourth quarter of 2011.

Management has developed direct selling, multi-level-marketing channels for the sales of the Websafety PC and Cellular products. This channel allows the sales of our services through a person-to-person transaction, away from a fixed retail location. All of the individuals offering our services are independent salespeople.

Note 11. Legal Proceedings

The Company vacated the rental facility in September 2011 and is currently in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756.

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  The Company is in discussions with representatives of the landlord.  The Company has accrued under Loss Contingency, $400,000 related to the unpaid and future lease payments.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Note 12. Private Placement Agreement

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

Note 13. Stock Based Compensation

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of December 31, 2011, approximately 3,034,798 stock options had vested of which 2,427,798 vested in fiscal 2011.

For the years ended December 31, 2011 and 2010, the Company recorded compensation costs for options and shares granted under the plan amounting to $902,820 and $515,641, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

Year ended
December 31, 2011

Exercise Price	$.25
Expected dividend yield	0%
Expected stock price volatility	276.94%
Risk-free interest rate	.28 - 1.29%

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

The following table summarizes the status of the Company’s aggregate stock options granted under the incentive stock option plan:

	Number
	of Shares		Weighted
	Remaining	Exercise	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2010	700,000	$.14	5.00	$150,000
Granted - 2010	1,400,000	$.025	5.00	$1,365,000
Forfeited - 2010	-	$	-	-
Exercised - 2010	-	$-	-	-
Outstanding as of December 31, 2010	2,100,000	.06	5.00	$1,515,000
Granted - 2011	2,330,000	$.10	1.28	429,420
Forfeited - 2011	(440,000)	$.01	5.00	(24,056)
Exercised - 2011	-	$-	-	-
Outstanding as of December 31, 2011	3,990,000	$.08	3.04	$1,920,364

Exercisable as of December 31, 2011	3,034,798	$-	-	$-

The weighted-average grant date fair value of options outstanding at December 31, 2011 was $0.438. There were no options exercised as of December 31, 2011 and 440,000 options were forfeited. Options issued and outstanding have exercise price ranging from $.10 to $.35.

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the year ended December 31, 2011:

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2010	1,493,000		$.721
Non-vested granted - year ended December 31, 2011	2,330,000	$
Vested - year ended December 31, 2011	(2,427,798)		$-
Forfeited - year ended December 31, 2011	(440,000)	$
Non-vested as of December 31, 2011	955,202		$.74

As of December 31, 2011 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $709,076.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2011

Note 14. Subsequent Events

On April 12, 2012, the Company will amend its Articles of Incorporation to increase its authorized common shares to 700,000,000.  The amendment was approved by a majority of the shareholders holding approximately 53.49% of the outstanding voting securities.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were ineffective at December 31, 2011, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters and lack of expertise to identify and assess unusual or complex accounting transactions. These constitute  deficiencies in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2011. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. For unusual or complex accounting transactions we will bring in an outside consultant to assess these transactions.  Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Name	Age	Position	Start of Term
Rowland W. Day II	56	CEO, CFO, Chairman of the Board	February 25, 2008

Jaimie Day	54	Director	March 15, 2012

Melinda Day	52	Director	March 15, 2012

Denton Jones	60	Director	July 21, 2008

B Michael Adler	65	Director	July 2, 2009

Rowland W. Day II, 56 years of age, Chief Executive Office, Chief Financial Officer and Chairman of the Board.

Mr. Day is a business corporate lawyer and has practiced law since 1983.  Mr. Day is currently a director of RE3W WorldWide and Restaurants on the Run.  Mr. Day was the sole director of Promotions on Wheels Holdings, Inc. when the change of control occurred with Texas Atlantic Partners and the license was acquired from WQN, Inc. in April 2008.

Jaimie D. Day, 54 years of age, Director.

Mrs. Day has been an interior designer for over 30 years and is a homemaker.  She is the wife of Rowland W. Day II, the Company’s CEO and Director.

Melinda Day, 52 years of age, Director.

From 2011 to the present, Ms. Day has been the Finance Data Entry Manager for the Boy Scouts of America, Orange County Council.  Prior to 2011, for approximately 25 years, Ms. Day had been a volunteer worker for the Boy Scouts of America at the Orange County Council.  Ms. Day is the sister of Rowland W. Day II, the Company’s CEO and Director.

Denton Jones, 60 years of age, Director.

Mr. Jones has been a private investor for over 30 years.  He is the manager of Texas Atlantic Partners, LLC, the holder of 11,800,000 shares of common stock.  Mr. Jones is a director of WQN, Inc.  Mr. Jones requested that he become a director at the time Texas Atlantic Partner became the largest shareholder of the Company in April 2008.

B Michael Adler, 65 years of age, Director

Mr. Adler is founder of two public companies - Intellicall, Inc. and World Quest Networks, Inc. that have been pioneers in emerging telecommunications and internet technologies.  Mr. Adler has been awarded ten United States patents that have been integral to telecommunications (answer supervision and automated collect used by MCI) and the Internet (click-to-talk used by Google).  Mr. Adler is a director of WQN, Inc. and is its CEO and required that in connection with the acquisition of the WQN, Inc. asset by the Company that he become a director.

Family Relationships

Jaimie Day is the wife of our CEO and Chairman, Rowland W. Day II.  Melinda Day is the sister of our CEO and Chairman of the Board, Rowland W. Day II.

Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees, including judgments finding violations of any federal or state securities or commodities law, material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

Our Chief Executive Officer/Chief Financial Officer are paid on an as-billed basis at the rate of $250 per hour.  A promissory note is issued at the end of each quarter for the amount of services expended on behalf of the Company.  No compensation of cash or equity has been paid or granted for the services of our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of April 5, 2012:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Owner[1]	Percent of class
Common Stock	Rowland W. Day II1	40,000,000	13.76
Common Stock	Denton Jones[2]	11,800,000	4.06%
Common Stock	B Michael Adler[3]	27,000,000	9.29%
	Jaimie Day[1]
	Melinda Day[1]
Common Stock	All directors and executive officers as a group (3 persons)	78,800,000	27.11%

1  Applicable percentage ownership is based on 290,653,406 shares of total voting stock outstanding at April 5, 2011.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses for Mr. and Mrs. Day and Ms. Day are c/o 1 Hampshire Court, Newport Beach, CA 92660.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during the year ended December 31, 2011, the Company owed to related parties $824,610 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accounting Services	Total
Rowland W. Day II	$532,784	$237,352		$770,136
Bryan Fowler		$46,185		$46,185
John Williams			$8,289	$8,289
	$532,784	$283,537	$8,289	$824,610

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler is our technology consultant.  John Williams was the former contract Treasurer and CFO of the Company.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2011, no portion of this note was converted to shares of common stock.

The services that were provided are outlined below.

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors and potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

Director Independence

It is our position that Messers, Adler, Day and Jones and Mrs. Day are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by EFP Rotenberg LLP.

Audit Fees:	Fiscal Year 2011	Fiscal Year 2010
EFP Rotenberg LLP	$14,600	$14,600
Audit Related Fees: EFP Rotenberg LLP(1)	$7,100	$11,693

(1)Review and assistance with comment letters and Company responses.

Tax Fees

There were no fees paid in either 2011 or 2010 for tax related matters.

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

WEBSAFETY, INC.

Date: April 12, 2011	By: /s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 12, 2011
Rowland W. Day II

/s/ Jaimie Day	Director	April 12, 2012
Jamie Day

/s/ Melinda Day	Director	April 12, 2012
Melinda Day

/s/ Denton Jones	Director	April 12, 2011
Denton Jones

/s/ B Michael Adler	Director	April 12, 2011
B Michael Adler