Form 10-Q
period 2012-03-31
WebSafety, Inc.
filed 2012-05-21
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2012:

Class	Outstanding shares as of April 30, 2012
Common Stock, $0.001 par value	295,445,282

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of March 31, 2012 (unaudited) and December 31, 2011

	As of
	March 31, 2012	December 31, 2011
ASSETS	(unaudited)

Current assets:
Cash	$85	$-
Total current assets	85	-

Property and Equipment:
Computer equipment, computer software and furniture, net	8,706	9,450
Software license and website development, net	31,487	45,427
Total property and equipment	40,193	54,877

	$40,278	$54,877

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Cash overdraft	$-	$700
Accounts payable	334,163	351,617
Accrued expense	51,573	109,538
Accrued Loss Contingency	400,000	400,000
Due to shareholders, net of discount	795,904	768,737
Loan payable, net of discount	42,167	170,540
Liability to issue shares	-	25,000
Total current liabilities	1,623,807	1,826,132

Stockholders' deficit:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 shares issued and
outstanding.	2,863	2,863

Common stock; $.001 par value, 300,000,000 shares
authorized, 284,654,206 and 87,689,938 shares issued and
outstanding.	284,655	87,691

Additional paid in capital	10,340,270	9,816,789
Deficit accumulated	(12,211,317)	(11,678,598)
Total stockholders' deficit	(1,583,529)	(1,771,255)

	$40,278	$54,877

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2012 and 2011

(Unaudited)

	March 31,
	2012	2011

Revenue	$-	$36,517
Cost of goods sold	-	(26,015)
Gross margin	-	10,502

Operating expenses:
General and administrative expenses	361,533	803,815
Depreciation and amortization expense	14,687	14,688
Total operating expenses	376,220	818,503

(Loss) from operations	(376,220)	(808,001)

Other income (expense):
Interest expense	(156,499)	(98,790)

(Loss) before provision for income taxes	(532,719)	(906,791)
Provision for income taxes	-	-

Net (loss)	$(532,719)	$(906,791)

Basic and diluted loss per share	$(0.003)	$(0.013)

Basic and diluted weighted average
common shares outstanding	154,626,428	71,004,161

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY(Deficit)

For the year ended December 31, 2011 and the three months ended March 31, 2012

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balances December 31, 2010	2,863,335	$ 2,863	70,313,828	$ 70,314	$ 7,104,986	$ (8,015,930)	$ (837,767)

Issuance of common stock for cash
March 4, 2011 six issuances at $0.10			1,025,000	$ 1,025	101,475		102,500
April 27, 2011 two issuances at $0.10			475,000	$ 475	47,025		47,500
May 24, 2011 seven issuances at $0.10			2,700,000	$ 2,700	267,300		270,000

Issuance of common stock for services
January 13, 2011 one issuance at $0.25			40,000	$ 40	9,960		10,000
January 31, 2011 one issuance at $0.25			200,000	$ 200	49,800		50,000
February 11, 2011 one issuance at $0.25			200,000	$ 200	49,800		50,000
March 1, 2011 one issuance at $0.25			40,000	$ 40	9,960		10,000
April 27, 2011 one issuance at $0.13			15,000	$ 15	1,985		2,000
May 24, 2011 four issuances at $0.10			242,500	$ 243	24,007		24,250
August 4, 2011 one issuance at $0.04			250,000	$ 250	9,750		10,000
August 4, 2011 one issuance at $0.03			416,666	$ 417	12,083		12,500
August 10, 2011 one issuance at $0.03			1,193,734	$ 1,194	23,806		25,000
Conversion of notes to common stock			10,253,210	$ 10,253	217,247		227,500
Issuance of common stock to adjust issue price (see note 6)			325,000	$ 325	(325)		-
Stock Compensation Expense					902,820		902,820
Beneficial Conversion Feature of Promissory Note					985,110		985,110
Net loss for the period ended December 31, 2011						(3,662,668)	(3,662,668)

Balances December 31, 2011	2,863,335	$ 2,863	87,689,938	$ 87,691	$ 9,816,789	$ (11,678,598)	$ (1,771,255)

Issuance of common stock for services
March 20, 2012 one issuance at $.01			2,500,000	$ 2,500	22,500		25,000
Conversion of notes to common stock			194,464,268	$ 194,464	154,206		348,670
Stock Compensation Expense					241,058		241,058
Beneficial Conversion Feature of Promissory Note					105,717		105,717
Net loss for the period ended March 31, 2012						(532,719)	(532,719)

Balances March 31, 2012	2,863,335	$ 2,863	284,654,206	$ 284,655	$ 10,340,270	$ (12,211,317)	$ (1,583,529)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(Unaudited)

	March 31,
	2012	2011
Operating activities:
Net loss	$(532,719)	$(906,791)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	14,687	14,689
Amortization of beneficial conversion	127,257	98,790
Stock compensation expense	241,058	172,146
Stock issued for services - Non-cash		120,000
Changes in operating assets and liabilities:
Increase in accounts payable	(17,454)	15,501
Decrease in deferred revenue	-	(3,587)
Increase (decrease) in accrued expense	(23,888)	(13,266)
Net cash (used in) operating activities	(191,059)	(502,518)

Financing activities:
Increase in cash overdraft	-	25,339
Increase (Decrease) in Liability to Issue Shares	(25,000)	217,475
Proceeds from borrowing	223,054	42,500
Proceeds from sale of equipment	-	-
Payment to shareholders	(6,910)	118,536
Proceeds from sale of common stock	-	102,500
Payment of borrowings	-	(30,000)
Net cash provided by financing activities	191,144	476,350

Net changes in cash	85	(26,168)

Cash, beginning of year	-	26,168

Cash, end of period	$85	$-

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Conversion of notes to common stock	$348,670	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by Websafety (the Company) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2.  Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $12,211,317 from the period of July 3, 2006 (Inception) through March 31, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2012, there were 3,390,000 stock options and 6,625,000 stock warrants issued and outstanding that could dilute future earnings.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

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

Fair value of financial instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At March 31, 2012, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income.

Note 3.  Concentration of Credit Risk

For the quarters ended March 31, 2012 and 2011 the Company had $0 and $36,517 in revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of March 31, 2012, no credit has been extended to “on account” customers.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

Note 4.  Property and Equipment

Property and equipment consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,910	167,910
Total property and equipment before accumulated depreciation	184,599	184,599

Less accumulated depreciation	(144,406)	(129,722)
Total property and equipment	$ 40,193	$54,877

Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $14,687 and 14,688, respectively.

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

Note 5. Loan Payable

The components of notes as of December 31, 2011 and the related activity during the three months ended March 31, 2012 are as follows:

•

$42,500 loan received February 9, 2011 due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of March 31, 2012, this note was converted to common stock.

•

$53,000 loan received April 21, 2011 due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of March 31, 2012, this note was converted to common stock.

•

$37,500 loan received May 23, 2011 due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of March 31, 2012, this note was converted to common stock.

•

$50,000 loan received June 23, 2011 due December 22, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of March 31, 2012, this note was converted to common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

•

$31,000 loan received January 1, 2012 due June 1, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2012, this note has been converted to common stock.

•

$20,000 loan received February 24, 2012 due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2012, no portion of this note has been converted to common stock.

•

$13,000 loan received February 27, 2012 due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2012, no portion of this note has been converted to common stock.

Each loan above has a right to convert to common stock.  During the three months ended March 31, 2012, a total of $214,000 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with many of the notes.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the three months ended March 31, 2012 and 2011, amortization of the beneficial conversion feature, recorded as interest expense, was $127,257 and $98,790, respectively.

Note 6.  Stock Issuances

During the three month period ended March 31, 2012 we had the following common stock issuances.

Date	Number of Shares	Value
January 2012	7,857,142	$11,000
February 2012	156,607,126	$212,670
March 2012	32,500,000	$150,000
Total Common Issuances	196,964,268	$373,670

Note 7.  Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

In the aggregate, during the year ended March 31, 2012, the Company owed to related parties $761,827 for consulting and legal as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$469,335	$249,119	$34,077	$752,531
Bryan Fowler		$43,373		$43,373
	$469,335	$292,492	$34,077	$795,904

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler is our technology consultant and shareholder.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2012, $125,000 of the above note has been converted to common stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 201, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $43,373, due to Bryan Fowler due March 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2012, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

Note 8. Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Chairman of the Board Rowland W. Day II.  We are not being charged any rent at this time.

The Company vacated the rental facility in September 2011 and is currently in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756 in the third quarter of 2011.

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  The Company is in discussions with representatives of the landlord.  The Company has accrued under Loss Contingency, $400,000 related to the unpaid and future lease payments.

Note 9. Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 10. Stock Based Compensation

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of March 31, 2012 and December 31, 2011, approximately 3,713,965 and 3,034,798 stock options had vested.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

For the three month period March 31, 2012 and 2011, the Company recorded compensation costs for options and shares granted under the plan amounting to $241,058 and $172,146, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2011	2,100,000	$.06	5.00	$1,515,000
Granted - 2011	2,330,000	$.10	1.28	429,420
Forfeited - 2011	(440,000)	$.01	5.00	(24,056)
Exercised - 2011	-	$-	-	-
Outstanding as of December 31, 2011	3,990,000	$.08	3.04	$1,920,364
Granted - 2012	-	$
Forfeited - 2012	-	$
Exercised - 2012	-	$-	-	-
Outstanding as of March 31, 2012	3,990,000	$.08	3.04	$1,920,364
Exercisable as of March 31, 2012	3,713,965

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the three months ended March 31, 2012.

	Number of Non- vested Shares Subject to Options	Weighted- Average Grant- Date Fair Value
Non-vested as of December 31, 2011	955,202		$.74
Non-vested granted -period ended March 31, 2012		$
Vested - period ended March 31, 2012	(679,167)		$-
Forfeited - period ended March 31, 2012	-	$
Non-vested as of March 31, 2012	276,035		$.48

As of March 31, 2012 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $468,018.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

Note 11. Subsequent Events

On April 9, 2012, the Company issued convertible notes to ex-employees and third party vendors, in the combined amount of $151,508. These notes were issued in fulfillment of existing payables.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the three months ended March 31, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011. Certain items have been reclassified to conform to the current year’s presentation.

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

Results of Operations

Revenue

Revenues for the three month period ended March 31, 2012 and 2011 totaled $0 and $36,517. Management attributes the decline in revenue to the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains un-known at March 31, 2012 however communication and on-going negotiations continue.

Cost of Revenue

Cost of revenue represented 0% of sales or $0 during the three months ended March 31, 2012 which was worsened when compared to the corresponding period of 2011 which showed cost of revenue as 71.2% or $26,015. The decrease in cost of revenues experienced in the three  month period ending March 31, 2012 when compared to the corresponding period of 2011 was primarily due to the Company’s lack of  investment of capital to strengthen sales channels which has yet to show a return.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended March 31, 2012 we sustained a net operating loss of $532,719 compared to a net operating loss of $906,791 for the three months ended March 31, 2011.  The $374,072 net operating loss decrease was mainly due to a reduction in general and administrative expenses.

Financial Condition

Cash overdraft at March 31, 2012 was $0 and working capital (the excess of current assets over current liabilities) was a negative $1,583,529 compared with a negative $1,771,255  at December 31, 2011. The increase in working capital was primarily attributable to a decrease in current liabilities after the conversion of notes to common stock during the three months ended March 31, 2012.

Total current liabilities decrased to $1,623,807 at March 31, 2012 from $1,826,132 at December 31, 2011.  As noted above, the increase was due decrease in loans payable after conversion to common stock.

Stockholders’ equity was $(1,583,529) at March 31, 2012 compared to $(1,771,255) December 31, 2011.  The decrease in deficit was primarily due to the net loss from operations which was partially offset by issuances of shares for cash and services in excess of the par value of common stock.

Liquidity

Cumulatively, through March 31, 2012, the Company had raised $4,585,782 in new equity including $25,000 being raised in the third quarter 2012 to support planned operations. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

To support planned operations through 2012 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $12,211,317 from the period of July 3, 2006 (Inception) through March 31, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised no additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At March 31, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of March 31, 2012. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended March 31, 2012.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

WEBSAFETY, INC.

Date: May 21, 2012	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer