Form 10-Q
period 2012-06-30
WebSafety, Inc.
filed 2012-08-14
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2012:

Class	Outstanding shares as of August 9, 2012
Common Stock, $0.001 par value	326,862,010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of June 30, 2012 (unaudited) and December 31, 2011

	As of
	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash	$430	$-
Total current assets	430	-

Property and Equipment:
Computer equipment, computer software and furniture, net	7,961	9,450
Software license and website development, net	17,544	45,427
Total property and equipment	25,505	54,877

	$25,935	$54,877

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Cash overdraft	$-	$700
Accounts payable	260,551	351,617
Accrued expense	60,726	109,538
Accrued Loss Contingency	-	400,000
Due to shareholders, net of discount	842,545	768,737
Loan payable, net of discount	78,686	170,540
Liability to issue shares	-	25,000
Total current liabilities	1,242,508	1,826,132

Stockholders' deficit:
Preferred stock; $.001 par value, 25,000,000 shares
authorized, 2,863,335 shares issued and
outstanding.	2,863	2,863

Common stock; $.001 par value, 700,000,000 shares
authorized, 326,862,814 and 87,689,938 shares issued and
outstanding.	326,864	87,691

Additional paid in capital	10,976,546	9,816,789
Deficit accumulated	(12,522,846)	(11,678,598)
Total stockholders' deficit	(1,216,573)	(1,771,255)

	$25,935	$54,877

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$-	$20,895	$-	$57,415
Cost of goods sold	-	(20,287)	-	(46,302)
Gross margin	-	608	-	11,113

Operating expenses:
General and administrative expenses	309,345	410,413	670,878	1,213,084
Impairment loss	-	-	-	-
Research & Development	-	-	-	-
Loss Contingency	(325,000)		(325,000)	-
Depreciation and amortization expense	14,687	14,687	29,374	29,375
Total operating expenses	(968)	425,100	375,252	1,242,459

(Loss) from operations	968	(424,492)	(375,252)	(1,231,346)

Other income (expense):
Interest expense	(312,497)	(76,431)	(468,996)	(176,368)

(Loss) before provision for income taxes	(311,529)	(500,923)	(844,248)	(1,407,714)
Provision for income taxes	-		-	-

Net (loss)	$(311,529)	$(500,923)	$(844,248)	$(1,407,714)

Basic and diluted loss per share	$(0.001)	$(0.007)	$(0.004)	$(0.019)

Basic and diluted weighted average
common shares outstanding	301,122,370	75,084,352	227,431,799	73,055,528

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(844,248)	$(1,407,713)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	29,374	29,374
Amortization of beneficial conversion	420,940	175,221
Stock compensation expense	328,378	396,628
Stock issued for services - Non-cash	101,000	146,251
Gain on adjustment of Loss Contingency	(325,000)	-
Changes in operating assets and liabilities:
Increase in accounts payable	(91,066)	10,796
Decrease in Loss Contingency	(75,000)	-
Decrease in lease payable	-	-
Decrease in deferred revenue	-	(3,587)
Increase (decrease) in accrued expense	(48,812)	(14,103)
Net cash (used in) operating activities	(504,434)	(667,133)

Financing activities:
Increase in cash overdraft	-	37,441
Increase (Decrease) in Liability to Issue Shares	(25,000)	(53,000)
Proceeds from borrowing	319,822	133,000
Subscriptions received in advance	-	10,000
Proceeds of advances from shareholders	210,042	123,524
Proceeds from sale of common stock	-	420,000
Payment of borrowings	-	(30,000)
Net cash provided by financing activities	504,864	640,965

Net changes in cash	430	(26,168)

Cash, beginning of year	-	26,168

Cash, end of period	$430	$-

Cash paid during the period for:
Interest paid	-	-
Tax paid	-	-

Non Cash Investing and Financing Activities:
Conversion of notes for common stock	$514,400	$195,000

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the year ended December 31, 2011 and the six months ended June 30, 2012

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balances December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$7,104,986	$(8,015,930)	$(837,767)

Issuance of common stock for cash
March 4, 2011 six issuances at $0.10			1,025,000	$1,025	101,475		102,500
April 27, 2011 two issuances at $0.10			475,000	$ 475	47,025		47,500
May 24, 2011 seven issuances at $0.10			2,700,000	$2,700	267,300		270,000

Issuance of common stock for services
January 13, 2011 one issuance at $0.25			40,000	$40	9,960		10,000
January 31, 2011 one issuance at $0.25			200,000	$200	49,800		50,000
February 11, 2011 one issuance at $0.25			200,000	$200	49,800		50,000
March 1, 2011 one issuance at $0.25			40,000	$40	9,960		10,000
April 27, 2011 one issuance at $0.13			15,000	$15	1,985		2,000
May 24, 2011 four issuances at $0.10			242,500	$243	24,007		24,250
August 4, 2011 one issuance at $0.04			250,000	$250	9,750		10,000
August 4, 2011 one issuance at $0.03			416,666	$417	12,083		12,500
August 10, 2011 one issuance at $0.03			1,193,734	$1,194	23,806		25,000
Conversion of notes to common stock			10,253,210	$10,253	217,247		227,500
Issuance of common stock to adjust issue price (see note 6)			325,000	$325	(325)		-
Stock Compensation Expense					902,820		902,820
Beneficial Conversion Feature of Promissory Note					985,110		985,110
Net loss for the period ended December 31, 2011						(3,662,668)	(3,662,668)

Balances December 31, 2011	2,863,335	$2,863	87,689,938	$87,691	$9,816,789	$(11,678,598)	$(1,771,255)

Issuance of common stock for services
March 20, 2012 one issuance at $.01			2,500,000	$2,500	22,500		25,000
April 1, 2012 one issuance at $.005			6,000,000	$6,000	24,000		30,000
June 1, 2012 one issuance at $.015			3,000,000	$3,000	42,000		45,000
June 1, 2012 one issuance at $.016			62,500	$63	937		1,000
Conversion of notes to common stock			227,610,376	$227,610	286,790		514,400
Stock Compensation Expense					328,378		328,378
Beneficial Conversion Feature of Promissory Note					455,152		455,152
Net loss for the period ended June 30, 2012						(844,248)	(844,248)

Balances June 30, 2012	2,863,335	$2,863	326,862,814	$326,864	$10,976,546	$(12,522,846)	$(1,216,573)

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by Websafety (the Company) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2.  Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $12,522,846 from the period of July 3, 2006 (Inception) through June 30, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2012, there were 1,990,000 stock options.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

Fair value of financial instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At June 30, 2012, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

In accordance with ASC 505-50, each transaction involving the issuance of stock in exchange for goods or services is analyzed to determine whether the value of the stock given as consideration on the value of the goods on services received are the more representation of the value of the underlying transactions.

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income.

Note 3. Concentration of Credit Risk

For the six months ended June 30, 2012 and 2011 the Company had $0 and $57,415 in revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of June 30, 2012, no credit has been extended to “on account” customers.

Note 4.  Property and Equipment

Property and equipment consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,670	167,910
Total property and equipment before accumulated depreciation	184,359	184,599

Less accumulated depreciation	(158,854)	(129,722)
Total property and equipment	$ 25,505	$54,877

Depreciation expense for the six months ended June 30, 2012 and 2011 totaled $29,374 and 29,374, respectively.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

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

Note 5. Loan Payable

The components of notes as of December 31, 2011 and the related activity during the six months ended June 30, 2012 are as follows:

•

$42,500 loan received February 9, 2011, due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2012, this note was converted to common stock.

•

$53,000 loan received April 21, 2011, due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2012, this note was converted to common stock.

•

$37,500 loan received May 23, 2011, due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2012, this note was converted to common stock.

•

$50,000 loan received June 23, 2011, due December 22, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2012, this note was converted to common stock.

•

$31,000 loan received January 1, 2012, due June 1, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note has been converted to common stock.

•

$20,000 loan received February 24, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note has been converted to common stock.

•

$13,000 loan received February 27, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note has been converted to common stock.

•

$6,157 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

•

$16,771 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$7,524 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$63,054 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note was converted to common stock.

•

$18,000 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$3,309 loan received June 1, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$55,000 loan received June 1, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$18,800 loan received June 6, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note was converted to common stock.

•

$18,000 loan received June 7, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note was converted to common stock.

•

$18,309 loan received June 14, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$16,691 loan received June 14, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, this note was converted to common stock.

•

$1,277 loan received June 30, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note was converted to common stock.

•

$4,395 loan received June 30, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of June 30, 2012, no portion of this note was converted to common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

Each loan above has a right to convert to common stock.  During the six months ended June 30, 2012, a total of $355,761 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with each.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the six months ended June 30, 2012 and 2011, amortization of the beneficial conversion feature, recorded as interest expense, was $420,940 and $175,221, respectively.

Note 6.  Stock Issuances

During the three month period ended June 30, 2012 we had the following common stock issuances.

Date	Number of Shares	Value
April 2012	10,791,876	$53,375
May 2012	-	-
June 2012	31,416,732	$187,761
Total Common Issuances	42,208,608	$241,136

Note 7.  Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the six months ended June 30, 2012, the Company owed to related parties $842,545 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$527,461	$263,811	$21,273	$812,545
Bryan Fowler		$30,000		$30,000
	$527,461	$293,811	$21,273	$842,545

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler is our technology consultant and shareholder.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, $150,000 of the above note has been converted to common stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $14,693 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $23,373, due to Bryan Fowler due March 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, the note has been converted to shares of common stock.

On April 1, 2012, the Company entered into a convertible promissory note in the amount of $30,000, due to Bryan Fowler due August 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2012, no portion of this note was converted to shares of common stock.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of June 30, 2012 and December 31, 2011, approximately 1,666,941and 3,034,798 stock options had vested.

For the six months ended June 30, 2012 and 2011, the Company recorded compensation costs for options and shares granted under the plan amounting to $328,378 and $396,628, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2011	2,100,000	$.06	5.00	$1,515,000
Granted - 2011	2,330,000	$.10	1.28	429,420
Forfeited - 2011	(440,000)	$.01	5.00	(24,056)
Exercised - 2011	-	$-	-	-
Outstanding as of December 31, 2011	3,990,000	$.08	3.04	$1,920,364
Granted - 2012		$
Forfeited - 2012	(2,000,000)	$
Exercised - 2012	-	$-	-	-
Outstanding as of June 30, 2012	1,990,000	$.08	3.04	$1,720,465
Exercisable as of June 30, 2012	1,666,943

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the six months ended June 30, 2012.

Number of Non- vested Shares Subject to Options
Non-vested as of December 31, 2011	955,202
Non-vested granted - period ended June 30, 2012
Vested - period ended June 30, 2012	(632,145)
Forfeited - period ended June 30, 2012	-
Non-vested as of June 30, 2012	323,057

As of June 30, 2012 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $380,698.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

Note 11. Legal Proceedings

The Company vacated their rental facility in September 2011 and was in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS June 30, 2012

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  On June 7, 2012 the Company and the Landlord reached an agreement in the amount of $75,000. Three shareholders paid the $75,000 in the exchange for convertible promissory notes.  The Company had previously recorded under Accrued Loss Contingency; $400,000 related to the unpaid and future lease payments, in accordance with FASB ASC 145, $325,000 of the related liability has been reversed through the same line item in the statement of activities as used when the cost was recognized initially.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the six months ended June 30, 2012 and 2011, and with our annual report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Revenue

Revenues for the three and six month periods ended June 30, 2012 totaled $0 and $0, as compared to $20,895 and $57,415, respectively. Management attributes the decline in revenue to the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains un-known at June 30, 2012 however communication and on-going negotiations continue

Cost of Revenue

Cost of revenue represented 0% of sales or $0 during the three and six months ended June 30, 2012 which was worsened when compared to the corresponding periods of 2011 which showed cost of revenue as $20,287 and $46,302 The decrease in cost of revenues experienced in the three and six month period ending June 30, 2012 when compared to the corresponding period of 2011 was primarily due to the Company’s lack of investment of capital to strengthen sales channels which has yet to show a return.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three and six months ended June 30, 2012 we sustained a net operating loss of $311,529  and $844,248 compared to a net operating loss of $500,923 and $1,407,714 for the three and six months ended June 30, 2011.  The overall net operating loss decrease was mainly due to a reduction in general and administrative expenses.

Financial Condition

Cash at June 30, 2012 was $430 and working capital (the excess of current assets over current liabilities) was a negative $1,242,078 compared with a negative $1,826,132 at December 31, 2011. The increase in working capital was primarily attributable to a decrease in current liabilities after the conversion of notes to common stock during the six months ended June 30, 2012.

Total current liabilities decreased to $1,242,508 at June 30, 2012 from $1,826,132 at December 31, 2011.  As noted above, the increase was due decrease in loans payable after conversion to common stock.

Stockholders’ equity was $(1,216,573) at June 30, 2012 compared to $(1,771,255) December 31, 2011.  The decrease in deficit was due to the issuances of shares for cash and services in excess of the par value of common stock.

Liquidity

For the six months ended June 30, 2012, the Company had raised $529,864 in new equity. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $12,522,846 from the period of July 3, 2006 (Inception) through June 30, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At June 30, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of June 30, 2012. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended June 30, 2012.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

The Company vacated the rental facility in September 2011 and was in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756.

The landlord filed a lawsuit against the Company on November 8, 2011 for the unpaid and future lease payments of approximately $400,000.  On June 7, 2012 the Company and the Landlord reached an agreement in the amount of $75,000. Three shareholders paid the $75,000 in the exchange for convertible promissory notes.  The Company had previously recorded under Accrued Loss Contingency; $400,000 related to the unpaid and future lease payments, in accordance with FASB ASC 145, $325,000 of the related liability has been reversed through the same line item in the statement of activities as used when the cost was recognized initially.

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

Not applicable

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

WEBSAFETY, INC.

Date: August 14, 2012	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer