Form 10-K/A
period 2011-12-31
WebSafety, Inc.
filed 2012-08-21
CIK 1388295

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

Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter( during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer: .[  ]     Accelerated filer: [  ]     Non-accelerated filer: [  ]     Small reporting company: [X]

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

Documents incorporated by reference:

None.

Explanatory Note

WebSafety Inc., is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), to revise the signature page dates and  Exhibit 31.1, 31.2, 32.1,32.2.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WEBSAFETY, INC.
.

Date: April 16, 2012	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 16, 2012
Rowland W. Day II

/s/ Jaimie Day	Director	April 16, 2012
Jamie Day

/s/ Melinda Day	Director	April 16, 2012
Melinda Day

/s/ Denton Jones	Director	April 16, 2012
Denton Jones

/s/ B Michael Adler	Director	April 16, 2012
B Michael Adler

4