Form 10-K/A
period 2011-12-31
WebSafety, Inc.
filed 2012-08-28
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Documents incorporated by reference:

None.

Explanatory Note

WebSafety, Inc. is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), to revise the signature page dates and  Exhibit 31.1, 31.2, 32.1,32.2.

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