Form 10-Q
period 2012-09-30
WebSafety, Inc.
filed 2012-11-19
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2012:

Class	Outstanding shares as of November 16, 2012
Common Stock, $0.001 par value	327,905,493

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$52,869	$-

Total Current Assets	52,869	-

PROPERTY AND EQUIPMENT
Computer equipment, computer software and furniture, net	7,216	9,450
Software license and website development, net	3,602	45,427

Total Property and equipment	10,818	54,877

Total Assets	$63,687	$54,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$-	$700
Accounts payable	215,197	351,617
Accrued expenses	79,152	109,538
Accrued loss contingency	-	400,000
Due to shareholders, net of discount	894,843	768,737
Loan payable, net of discount	179,627	170,540
Liability to issue shares	-	25,000

Total Current Liabilities	1,368,819	1,826,132

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,
2,063,335 shares issued and outstanding	2,063	2,863

Common stock at $0.001 par value: 700,000,000 shares authorized,
327,862,814 and 87,689,938 shares issued and outstanding, respectively	327,864	87,691
Additional paid-in capital	11,218,524	9,816,789
Deficit accumulated	(12,853,583)	(11,678,598)

Total Stockholders' Deficit	(1,305,132)	(1,771,255)

Total Liabilities and Stockholders' Deficit	$63,687	$54,877

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2012 and 2011

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$7,479	$-	$64,894

COST OF GOODS SOLD	-	(9,546)	-	(55,848)

GROSS MARGIN	-	(2,067)	-	9,046

OPERATING EXPENSES:
General and administrative expenses	267,190	391,573	938,068	1,604,658
Loss Contingency	(41,623)	-	(366,623)	-
Depreciation and amortization expense	14,687	14,687	44,061	44,061

Total operating expenses	240,254	406,260	615,506	1,648,719

LOSS FROM OPERATIONS	(240,254)	(408,327)	(615,506)	(1,639,673)

OTHER INCOME (EXPENSES)

Other income	25	-	25	-
Amortization of beneficial conversion	(79,319)	(53,551)	(500,258)	(228,772)
Interest expense	(11,189)	-	(59,246)	(1,147)

Total other Income (Expenses)	(90,483)	(53,551)	(559,479)	(229,919)

LOSS BEFORE INCOME TAX PROVISION	(330,737)	(461,878)	(1,174,985)	(1,869,592)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(330,737)	$(461,878)	$(1,174,985)	$(1,869,592)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.001)	$(0.006)	$(0.005)	$(0.025)

Weighted common shares outstanding
- basic and diluted	326,872,266	77,181,499	260,819,155	75,768,188

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(Unaudited)

	For the nine months	For the nine months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,174,985)	$(1,869,592)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	44,061	44,061
Amortization of beneficial conversion	500,258	228,772
Stock compensation expense	463,583	621,110
Stock issued for services - non-cash	101,000	168,751
Gain on adjustment of Loss Contingency	(325,000)	-
Changes in operating assets and liabilities:
Increase (decrease) in deposit	-	(17,423)
Increase (decrease) in accounts payable	(136,420)	45,428
Decrease in Loss Contingency	(75,000)	-
Decrease in deferred revenue	-	(3,587)
Increase (decrease) in accrued expense	(30,386)	(8,791)

NET CASH USED IN OPERATING ACTIVITIES	(632,889)	(791,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(700)	55,620
Decrease in liability to issue shares	(25,000)	(53,000)
Proceeds from borrowing	437,287	137,786
Proceeds of advances from shareholders	274,171	179,697
Proceeds from sale of common stock	-	420,000
Subscription receivable	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	685,758	765,103

NET CHANGE IN CASH	52,869	(26,168)

Cash at beginning of period	-	26,168

Cash at end of period	$52,869	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$	$168,751
Conversion of notes to common stock	$514,400	$217,500

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the year ended December 31, 2011 and the nine months ended September 30, 2012

(Unaudited)

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit

Balances, December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$7,104,986	$(8,015,930)	$(837,767)

Issuance of common stock for cash:
March 4, 2011 six issuances at $0.10			1,025,000	1,025	101,475	-	102,500
April 27, 2011 two issuances at $0.10			475,000	475	47,025	-	47,500
May 24, 2011 seven issuances at $0.10			2,700,000	2,700	267,300	-	270,000

Issuances of common stock for services:
January 13, 2011 one issuance at $0.25			40,000	40	9,960	-	10,000
January 31, 2011 one issuance at $0.25			200,000	200	49,800	-	50,000
February 11, 2011 one issuance at $0.25			200,000	200	49,800	-	50,000
March 1, 2011 one issuance at $0.25			40,000	40	9,960	-	10,000
April 27, 2011 one issuance at $0.13			15,000	15	1,985	-	2,000
May 24, 2011 four issuances at $0.10			242,500	243	24,007	-	24,250
August 4, 2011 one issuance at $0.04			250,000	250	9,750	-	10,000
August 4, 2011 one issuance at $0.03			416,666	417	12,083	-	12,500
August 10, 2011 one issuance at $0.03			1,193,734	1,194	23,806	-	25,000

Conversion of notes to common stock			10,253,210	10,253	217,247		227,500

Issuance of common stock to adjust issue price (note6)			325,000	325	(325)		-

Stock Compensation expense					902,820		902,820

Beneficial Conversion Feature of promissory notes					985,110		985,110

Net loss for the year ended December 31, 2011						(3,662,668)	(3,662,668)

Balance, December 31, 2011	2,863,335	2,863	87,689,938	87,691	9,816,789	(11,678,598)	(1,771,255)

Issuances of common stock for services:
March 20, 2012 one issuance at $0.01			2,500,000	2,500	22,500	-	25,000
April 1, 2012 one issuance at $0.005			6,000,000	6,000	24,000	-	30,000
June 1, 2012 one issuance at $0.015			3,000,000	3,000	42,000	-	45,000
June 1, 2012 one issuance at $0.016			62,500	63	937	-	1,000

Conversion of notes to common stock			227,610,376	227,610	286,790	-	514,400

Stock Compensation expense					463,583	-	463,583

Beneficial Conversion Feature of promissory notes					562,125	-	562,125

Preferred shares converted into common shares at the conversion rate of 1:1.25
	(800,000)	(800)	1,000,000	1,000	(200)		-

Net loss for the nine months ended September 30, 2012						(1,174,985)	(1,174,985)

Balance, September 30, 2012	2,063,335	$2,063	327,862,814	$327,864	$11,218,524	$(12,853,583)	$(1,305,132)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by Websafety, Inc. (the Company) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results that can be anticipated for a complete operating period.

Note 2.  Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $12,853,583 from the period of July 3, 2006 (Inception) through September 30, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur; more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the financial statements.

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2012, there were 1,990,000 stock options.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

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

Fair value of financial instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies in accordance with FASB ASC 820. The Company’s principal financial instruments are cash, accounts receivable and accounts payable. At September 30, 2012, cash, accounts receivable, and accounts payable, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Note 3. Concentration of Credit Risk

For the nine months ended September 30, 2012 and 2011 the Company had $0 and $9,046 in net revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of September 30, 2012, no credit has been extended to “on account” customers.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

Note 4.  Property and Equipment

Property and equipment consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,670	167,910
Total property and equipment before accumulated depreciation	184,359	184,599

Less accumulated depreciation	(173,541)	(129,722)
Total property and equipment	$ 10,818	$54,877

Depreciation expense for the nine months ended September 30, 2012 and 2011 totaled $44,061 and $44,061, respectively.

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

Note 5. Loan Payable

The components of notes as of December 31, 2011 and the related activity during the nine months ended September 30, 2012 are as follows:

•

$42,500 loan received February 9, 2011, due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2012, this note was converted to common stock.

•

$53,000 loan received April 21, 2011, due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2012, this note was converted to common stock.

•

$37,500 loan received May 23, 2011, due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2012, this note was converted to common stock.

•

$50,000 loan received June 23, 2011, due December 22, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2012, this note was converted to common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

•

$31,000 loan received January 1, 2012, due June 1, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note has been converted to common stock.

•

$20,000 loan received February 24, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note has been converted to common stock.

•

$13,000 loan received February 27, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note has been converted to common stock.

•

$6,157 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$16,771 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$7,524 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$63,054 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note was converted to common stock.

•

$18,000 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$3,309 loan received June 1, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$55,000 loan received June 1, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$18,800 loan received June 6, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note was converted to common stock.

•

$18,000 loan received June 7, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note was converted to common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

•

$18,309 loan received June 14, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$16,691 loan received June 14, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, this note was converted to common stock.

•

$1,277 loan received June 30, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note was converted to common stock.

•

$4,395 loan received June 30, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of September 30, 2012, no portion of this note was converted to common stock.

•

$63,000 loan received July 5, 2012, due April 10, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2012, no portion of this note was converted to common stock.

•

$63,000 loan received September 19, 2012, due June 21, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 58% of the market price. As of September 30, 2012, no portion of this note was converted to common stock.

Each loan above has a right to convert to common stock.  During the nine months ended September 30, 2012, a total of $345,761 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with each.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the nine months ended September 30, 2012 and 2011, amortization of the beneficial conversion feature was $500,258 and $228,772, respectively. As of September 30, 2012, the total unamortized discount on notes was $93,026.

Note 6.  Stock Issuances for Services

During the three month period ended September 30, 2012, we had no common stock issuances.

Note 7.  Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the nine months ended September 30, 2012, the Company owed to related parties $926,049 for consulting, legal and accrued interest as reflected below.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$581,531	$283,312	$31,206	$896,049
Bryan Fowler		$30,000		$30,000
	$581,531	$313,312	$31,206	$926,049

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler is our technology consultant and shareholder.

The components of notes as of December 31, 2011 and the related activity during the nine months ended September 30, 2012 are as follows:

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, $150,000 of the above note has been converted to common stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $14,693 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $16,132 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $57,437 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $23,373, due to Bryan Fowler due March 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, the note has been converted to shares of common stock.

On April 1, 2012, the Company entered into a convertible promissory note in the amount of $30,000, due to Bryan Fowler due August 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2012, no portion of this note was converted to shares of common stock.

Each loan above has a right to convert to common stock.  During the nine months ended September 30, 2012, a total of $173,373 of the above mentioned notes were converted into shares of common stock.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company, which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance. As of September 30, 2012 and December 31, 2011, approximately 1,846,108 and 3,034,798 stock options had vested.

For the nine months ended September 30, 2012 and 2011, the Company recorded compensation costs for options and shares granted under the plan amounting to $463,583 and $621,110, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of January 1, 2011	2,100,000	$.06	5.00	$1,515,000
Granted - 2011	2,330,000	$.10	1.28	429,420
Forfeited - 2011	(440,000)	$.01	5.00	(24,056)
Exercised - 2011	-	$-	-	-
Outstanding as of December 31, 2011	3,990,000	$.08	3.04	$1,920,364
Granted - 2012		$
Forfeited - 2012	(2,000,000)	$
Exercised - 2012	-	$-	-	-
Outstanding as of September 30, 2012	1,990,000	$.08	3.04	$1,720,465
Exercisable as of September 30, 2012	1,846,108

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the nine months ended September 30, 2012.

Number of Non- vested Shares Subject to Options
Non-vested as of December 31, 2011	955,202
Non-vested granted - period ended September 30, 2012
Vested - period ended September 30, 2012	(811,310)
Forfeited - period ended September 30, 2012	-
Non-vested as of September 30, 2012	143,892

As of September 30, 2012, the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan that was approximately $245,493.  These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to January 08, 2015.

Note 11. Legal Proceedings

The Company vacated their rental facility in September 2011 and was in default under the lease.  As result of falling into default pursuant to the terms of the lease agreement, the Company has expensed the security deposit of $19,756.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS September 30, 2012 (Unaudited)

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

$41,623 of rent payable, previously recorded in Accounts Payable, was written off to Loss Contingency item in the statement of operations as this was forgiven in this agreement.

On August 28, 2012, Keith Miller a part time employee of the Company at the time of his departure sued the Company, its officers and directors for fraud.  Mr. Miller was previously the Interim Chief Technology Officer of the Company.

Mr. Miller alleges that he was induced to work by promises made by the Company’s representatives and he was not paid for his services.

The Company is defending this lawsuit and preparing a cross-complaint against Mr. Miller for his retention of Company property that he has refused to return.

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

Results of Operations

Revenue

Revenues for the three and nine month periods ended September 30, 2012 totaled $0 and $0, as compared to $7,479 and $64,894, respectively. Management attributes the decline in revenue to the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains unknown at September 30, 2012; however, communication and on-going negotiations continue.  We suspended our operations in September of 2011 due to lack of working capital.

Cost of Revenue

Cost of revenue represented 0% of sales or $0 during the three and nine months ended September 30, 2012 which was worsened when compared to the corresponding periods of 2011 which showed cost of revenue as $9,546 and $55,848. The decrease in cost of revenues experienced in the three and nine month period ending September 30, 2012 when compared to the corresponding period of 2011 was primarily due to the Company’s lack of investment of capital to strengthen sales channels which has yet to show a return.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the nine months ended September 30, 2012 we sustained a net operating loss of $1,174,985 compared to a net operating loss of $1,869,592 for the nine months ended September 30, 2011.  The overall net operating loss decrease was mainly due to a reduction in general and administrative expenses and a reversal in the loss contingency.

Financial Condition

Cash at September 30, 2012 was $52,869 and working capital (the excess of current assets over current liabilities) was a negative $1,315,950 compared with a negative $1,826,132 at December 31, 2011. The increase in working capital was primarily attributable to a decrease in current liabilities after the conversion of notes to common stock during the nine months ended September 30, 2012.

Total current liabilities decreased to $1,368,819 at September 30, 2012 from $1,826,132 at December 31, 2011.  As noted above, the decrease was due to decrease in loans payable after conversion to common stock.

Stockholders’ equity was $(1,305,132) at September 30, 2012 compared to $(1,771,255) December 31, 2011.  The decrease in deficit was due to the issuances of shares for cash and services in excess of the par value of common stock.

Liquidity

For the nine months ended September 30, 2012, the Company had not raised any in new equity. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $12,853,583 from the period of July 3, 2006 (Inception) through September 30, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At September 30, 2012, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of September 30, 2012. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended September 30, 2012.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

On August 28, 2012, Keith Miller a part time employee of the Company at the time of his departure sued the Company, its officers and directors for fraud.  Mr. Miller was previously the Interim Chief Technology Officer of the Company.

Mr. Miller alleges that he was induced to work by promises made by the Company’s representatives and he was not paid for his services.

The Company is defending this lawsuit and preparing a cross-complaint against Mr. Miller for his retention of Company property that he has refused to return.

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

WEBSAFETY, INC.

Date: November 19, 2012	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer