Form 10-K
period 2012-12-31
WebSafety, Inc.
filed 2013-04-12
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,554,002 based on 285,133,730 x .03  non-affiliate shares outstanding as of  December 31, 2012 (Registrant’s most recently completed quarter).  Computed by reference to the price at which the common equity was last sold which was $0.03 per share.

As of April 8, 2013, there were 385,637,738 shares of common stock, $0.001 par value, outstanding.

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

Since our inception on July 3, 2006 and as of December 31, 2012, we have generated a minimal amount of revenue and have incurred a cumulative net loss of $13,144,630.  In 2012 our revenues were $0, however, we believe that we must raise approximately $250,000 through the sale of equity or promissory notes for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to maintain our minimal infrastructure and marketing and sales campaign.  We believe that the recurring revenues from sales of software products eventually will be sufficient to support ongoing operations.  We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern as noted in the independent auditor’s report to the financial statements included in this report.

In August, 2011 due to the lack of revenue and inability to raise enough capital to pay for ongoing operations, we vacated our premises in Irving, Texas.  All employees left the Company and we suspended our operations pending the raising of additional capital to finance our operations on a going forward basis.

In August, 2011, our CEO, Rowland W. Day II moved the administration of the business to his law office located in California which is the new address of the Company.

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

	High	Low
1st Quarter (through April 8, 2013)	$0.01	$0.01
Year Ended December 31, 2012
1st Quarter	$0.03	$0.01
2nd Quarter	0.09	0.01
3rd Quarter	0.03	0.01
4th Quarter	0.01	0.01

Year Ended December 31, 2011
1st Quarter	$0.47	$0.11
2nd Quarter	0.28	0.02
3rd Quarter	0.03	0.01
4th Quarter	0.02	0.01

Holders

As of March 27, 2013, there were approximately 132 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in 17 CFR229.10(f)(I) and are not required to provide information required by this item, per Item 301 of Regulation S-K (17 CFR 229.201).

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

Since our inception on July 3, 2006 through the end of the December 31, 2012, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.  We suspended our operations in August of 2011 due to lack of working capital.

In 2012, we raised $0 in new equity funding through the sale of common stock and preferred stock.

Results of Operations

For the year ended 2012 we sustained a net operating loss of $1,142,743 as compared to a loss of $3,985,957 for the same twelve month period ended December 31, 2011.  In 2012 we had revenues of $0 as compared to revenues of $65,830 in 2011.

The table below highlights on a line item basis the significant elements of expense during the two periods that constituted the preponderance of expense incurred.

	Years Ended December 31,		Increase/
Expense Category	2012	2011	(Decrease)
General and Administrative:		(restated)
• Payroll	$(1041)	$430,830	$(431,871)
• Insurance D&O	-	11,966	(11,966)
Accounting	16,628	16,632	(4)
Consulting/Contract	80,833	277,452	(196,619)
Legal	241,138	226,905	14,233
Marketing/Website	22,623	90,231	(67,608)
Travel	4,475	15,078	(10,603)
Commissions	-	20,479	(20,479)
Office Expense & Telephone	2,211	26,033	(23,822)
Rent	-	87,180	(87,180)
Stock Compensation Expense	385,796	1,226,109	(517,024)
Other	146,468	20,030	121,439
Totals	$899,131	$2,448,925	$(1,554,793)

The decrease in expenses from December 31, 2011 to December 31, 2012 is primarily attributed to suspension of operations.

Liquidity

As noted previously, through December 31, 2012 we raised $0 in new equity. In order to establish operations in 2013 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to reestablish operations.

Cash and cash equivalents increased to $25,392 at December 31, 2012 when compared to cash and cash equivalents of $0 at December 31, 2011. The increase is attributable to a loan made to the Company.

The decrease in accounts payable and accrued expenses of $(188,941) at December 31, 2012 when compared to December 31, 2011 can primarily be attributed to the decline in revenue generating activities which resulted in less cash for our obligations.

There were no investing activities for the years ended December 31, 2012 and 2011.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flow.

Critical Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,144,630 from the period of July 3, 2006 (Inception) through December 31, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At December 31, 2012, there were 1,990,000 stock options.

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

Fair value of financial instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair values because of the short maturity of these instruments. Loans payable are recorded at their issue value.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Property and Equipment

Fixed assets recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of fixed assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life.  Upon sale or retirement of the asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Asset	Useful Life (in years)
Equipment	5 years
Furniture & Fixtures	7 years

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Websafety, Inc.

We have audited the accompanying balance sheets of Websafety, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. Websafety, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company restated its previously issued financial statements to record the effects of the stock option expense related to employees who were no longer providing services.  Upon termination, the employees’ outstanding stock options became fully vested.  The reduction in the service period results from the suspension of the Company’s operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has had recurring losses, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 12, 2013

WEBSAFETY, INC.

BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

	December 31, 2012	December 31, 2011
		(restated)
ASSETS
CURRENT ASSETS:
Cash	$25,392	$-

Total Current Assets	25,392	-

PROPERTY AND EQUIPMENT
Computer equipment, computer software and furniture, net	6,295	9,450
Software license and website development, net	-	45,427

Total Property and equipment	6,295	54,877

Total Assets	$31,687	$54,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$-	$700
Accounts payable	179,416	351,617
Accrued expenses	92,798	109,538
Accrued loss contingency	-	400,000
Due to shareholders	899,218	768,737
Loans payable, net of discount	209,932	170,540
Liability to issue shares	-	25,000

Total Current Liabilities	1,381,364	1,826,132

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,
2,063,335 and 2,863,335 shares issued and outstanding, respectively	2,063	2,863

Common stock at $0.001 par value: 700,000,000 shares authorized,
327,906,293 and 87,689,938 shares issued and outstanding, respectively	327,907	87,691
Additional paid-in capital	11,464,983	10,140,078
Deficit accumulated	(13,144,630)	(12,001,887)

Total Stockholders' Deficit	(1,349,677)	(1,771,255)

Total Liabilities and Stockholders' Deficit	$31,687	$54,877

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2012 and 2011

The accompanying notes are an integral part of these financial statements.

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
		(restated)

REVENUE	$-	$65,830

COST OF GOODS SOLD	-	(38,492)

GROSS MARGIN	-	27,338

OPERATING EXPENSES:
General and administrative expenses	899,131	2,448,925
Loss Contingency	(366,623)	400,000
Depreciation and amortization expense	48,585	58,688

Total operating expenses	581,093	2,907,613

LOSS FROM OPERATIONS	(581,093)	(2,880,275)

OTHER INCOME (EXPENSES)

Income from forgiven debt	48,494	-
Other income	25	-
Amortization of beneficial conversion	(537,592)	(1,049,223)
Interest expense	(72,577)	(56,459)

Total other income (expenses)	(561,650)	(1,105,682)

LOSS BEFORE INCOME TAX PROVISION	(1,142,743)	(3,985,957)

INCOME TAX PROVISION	-	-

NET LOSS	$(1,142,743)	$(3,985,957)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.004)	$(0.051)

Weighted common shares outstanding
- basic and diluted	278,108,117	78,024,034

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

For the Period from December 31, 2010 through December 31, 2012

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit

Balances, December 31, 2010	2,863,335	$2,863	70,313,828	$70,314	$7,104,986	$(8,015,930)	$(837,767)

Issuance of common stock for cash:
March 4, 2011 six issuances at $0.10			1,025,000	1,025	101,475	-	102,500
April 27, 2011 two issuances at $0.10			475,000	475	47,025	-	47,500
May 24, 2011 seven issuances at $0.10			2,700,000	2,700	267,300	-	270,000

Issuances of common stock for services:
January 13, 2011 one issuance at $0.25			40,000	40	9,960	-	10,000
January 31, 2011 one issuance at $0.25			200,000	200	49,800	-	50,000
February 11, 2011 one issuance at $0.25			200,000	200	49,800	-	50,000
March 1, 2011 one issuance at $0.25			40,000	40	9,960	-	10,000
April 27, 2011 one issuance at $0.13			15,000	15	1,985	-	2,000
May 24, 2011 four issuances at $0.10			242,500	243	24,007	-	24,250
August 4, 2011 one issuance at $0.04			250,000	250	9,750	-	10,000
August 4, 2011 one issuance at $0.03			416,666	417	12,083	-	12,500
August 10, 2011 one issuance at $0.03			1,193,734	1,194	23,806	-	25,000

Conversion of notes to common stock			10,253,210	10,253	217,247		227,500

Issuance of common stock to adjust issue price (note6)			325,000	325	(325)		-

Stock Compensation expense					1,226,109		1,226,109

Beneficial Conversion Feature of promissory notes					985,110		985,110

Net loss for the year ended December 31, 2011						(3,985,957)	(3,985,957)

Balance, December 31, 2011 (restated)	2,863,335	2,863	87,689,938	87,691	10,140,078	(12,001,887)	(1,771,255)

Issuances of common stock for services:
March 20, 2012 one issuance at $0.01			2,500,000	2,500	22,500	-	25,000
April 1, 2012 one issuance at $0.005			6,000,000	6,000	24,000	-	30,000
June 1, 2012 one issuance at $0.015			3,000,000	3,000	42,000	-	45,000
June 1, 2012 one issuance at $0.016			62,500	63	937	-	1,000
October 3, 2012 on issuance at $0.02			43,479	43	957	-	1,000

Conversion of notes to common stock			227,610,376	227,610	286,790	-	514,400

Stock Compensation expense					385,796	-	385,796

Beneficial Conversion Feature of promissory notes					562,125	-	562,125

Preferred shares converted into common shares at the
conversion rate of 1:1.25	(800,000)	(800)	1,000,000	1,000	(200)	-	-

Net loss for the year ended December 31, 2012						(1,142,743)	(1,142,743)

Balance, December 31, 2012	2,063,335	$2,063	327,906,293	$327,907	$11,464,983	$(13,144,630)	$(1,349,677)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,142,743)	$(3,985,957)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	48,585	58,688
Amortization of beneficial conversion	537,592	1,049,223
Stock compensation expense	385,796	1,226,109
Stock issued for services - non-cash	102,000	193,750
Gain on adjustment of Loss Contingency	(325,000)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	150
Increase (decrease) in deposit	-	19,756
Increase (decrease) in accounts payable	(172,201)	53,887
Decrease in Loss Contingency	(75,000)	400,000
Decrease in deferred revenue	-	(3,587)
Increase (decrease) in accrued expense	(16,740)	141,987

NET CASH USED IN OPERATING ACTIVITIES	(657,711)	(845,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(17,735)	-
Increase (decrease) in cash overdraft	(700)	700
Decrease in liability to issue shares	(25,000)	(28,000)
Proceeds from borrowing	446,056	183,000
Net proceeds of advances from shareholders	280,482	244,126
Proceeds from sale of common stock	-	420,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	683,103	819,826

NET CHANGE IN CASH	25,392	(26,168)

Cash at beginning of period	-	26,168

Cash at end of period	$25,392	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes to common stock	$514,400	$227,500

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

__________________________________________________________________

Note 1.  Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Note 2.  Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,144,630 from the period of July 3, 2006 (Inception) through December 31, 2012 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At December 31, 2012, there were 1,990,000 stock options.

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

__________________________________________________________________

Fair value of financial instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and loans payable approximate their fair values because of the short maturity of these instruments. Loans payable are recorded at their issue value.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

__________________________________________________________________

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

Property and Equipment

Fixed assets recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of fixed assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life.  Upon sale or retirement of the asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Asset	Useful Life (in years)
Equipment	5 years
Furniture & Fixtures	7 years

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3. Concentration of Credit Risk

For the years ended December 31, 2012 and 2011 the Company had $0 and $65,830 in revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of December 31, 2012, no credit has been extended to “on account” customers.

Note 4.  Property and Equipment

Property and equipment consist of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,670	167,670
Total property and equipment before accumulated depreciation	184,359	184,359

Less accumulated depreciation	(178,064)	(129,482)
Total property and equipment	$ 6,295	$54,877

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

__________________________________________________________________

Depreciation expense for the years ended December 31, 2012 and 2011 totaled $48,585 and $58,688, respectively.

During the year ended December 31, 2012, the Company has incurred website development costs as part of web site application and infrastructure development activities. Specifically, activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc.  All of these development costs were expensed as incurred.

Note 5. Loan Payable

The components of notes as of December 31, 2012 and 2011 are as follows:

•

$42,500 loan received February 9, 2011, due November 11, 2011 including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2012, this note was converted to common stock.

•

$53,000 loan received April 21, 2011, due January 25, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2012, this note was converted to common stock.

•

$37,500 loan received May 23, 2011, due February 27, 2012 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2012, this note was converted to common stock.

•

$50,000 loan received June 23, 2011, due December 22, 2011 including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2012, this note was converted to common stock.

•

$31,000 loan received January 1, 2012, due June 1, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note has been converted to common stock.

•

$20,000 loan received February 24, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, no portion of this note has been converted to common stock.

•

$13,000 loan received February 27, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, no portion of this note has been converted to common stock.

•

$6,157 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$16,771 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

__________________________________________________________________

•

$7,524 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$63,054 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, no portion of this note was converted to common stock.

•

$18,000 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$3,309 loan received June 1, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$55,000 loan received June 1, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$18,800 loan received June 6, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, no portion of this note was converted to common stock.

•

$18,000 loan received June 7, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was written-off.

•

$18,309 loan received June 14, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$16,691 loan received June 14, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was converted to common stock.

•

$1,277 loan received June 30, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was paid off.

•

$4,395 loan received June 30, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of December 31, 2012, this note was paid off.

•

$63,000 loan received July 5, 2012, due April 10, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of December 31, 2012, no portion of this note was converted to common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

__________________________________________________________________

•

$63,000 loan received September 19, 2012, due June 21, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 58% of the market price. As of December 31, 2012, no portion of this note was converted to common stock.

•

$8,769 loan received October 1, 2012, due on April 1, 2013. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.002 per share. As of December 31, 2012, this note was not converted to common stock.

Each loan above has a right to convert to common stock.  During the year ended December 31, 2012, a total of $341,027 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with some notes payable.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the years ended December 31, 2012 and 2011, amortization of the beneficial conversion feature was $537,592 and $1,049,223, respectively. As of December 31, 2012, the total unamortized discount on notes was $55,691.

The fair value of the beneficial conversion feature was determined through the Black-Scholes Option pricing model with the following inputs:

Stock Price	$0.0032-0.0151
Exercise Price	$0.002-0.009
Term	9 months
Risk-Free Rate	0.15%
Dividend Yield	0%
Volatility	310-364%

Note 6.  Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the year ended December 31, 2012, the Company owed to related parties $941,214 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$594,539	$274,679	$41,996	$911,214
Brian Fowler		$30,000		$30,000
	$594,539	$304,679	$41,996	$941,214

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Brian Fowler is a shareholder.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

__________________________________________________________________

The components of notes as of December 31, 2012 and 2011 are as follows:

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, $150,000 of the above note has been converted to common stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $23,373, due to Brian Fowler due March 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, the note has been converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On April 1, 2012, the Company entered into a convertible promissory note in the amount of $30,000, due to Brian Fowler due August 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

__________________________________________________________________

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $18,063 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $16,132 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $57,437 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $9,237 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $3,771 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

Each loan above has a right to convert to common stock.  During the year ended December 31, 2012, a total of $173,373 of the above mentioned notes were converted into shares of common stock.

Note 7. Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Chairman of the Board Rowland W. Day II.  We are not being charged any rent at this time.

Note 8. Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

__________________________________________________________________

Note 9. Stock Based Compensation

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

For the years ended December 31, 2012 and 2011, the Company recorded compensation costs for options and shares granted under the plan amounting to $385,796 and $1,226,109, respectively.  There are no unamortized stock compensation costs. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

__________________________________________________________________

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of December 31, 2011	3,990,000	$.08	3.04	$1,920,364
Granted - 2012	-	$-	-	-
Forfeited - 2012	(2,000,000)	$ .		-
Exercised - 2012	-	$-	-	-
Outstanding as of December 31, 2012	1,990,000	$-	-	$-
Exercisable as of December 31, 2012	-

The following table summarized the status of the Company aggregate non-vested shares granted under the 2008 Stock Option Plan for the year ended December 31, 2012.

Number of Non- vested Shares Subject to Options
Non-vested as of December 31, 2011	955,202
Non-vested granted - period ended December 31, 2012
Vested - period ended December 31, 2012	(955,202)
Forfeited - period ended December 31, 2012	-
Non-vested as of December 31, 2012	0

Note 10. Legal Proceedings

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

__________________________________________________________________

Mr. Miller alleges that he was induced to work by promises made by the Company’s representatives and he was not paid for his services.

The Company is defending this lawsuit and preparing a cross-complaint against Mr. Miller for his retention of Company property that he has refused to return. The Company is unable to determine the outcome or estimated loss.

Note 11. Income Taxes

Deferred tax assets

At December 31, 2012, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $13,144,630 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,469,174 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $4,469,174.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased to $4,469,174 as of December 31, 2012.

Components of deferred tax assets at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
		(restated)
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL carry-forwards	$4,469,174	$4,080,642
Less valuation allowance	(4,469,174)	(4,080,642)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Period from July 3, 2006 (inception) through December 31, 2012

Federal statutory income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

__________________________________________________________________

Note 12. Restatement

The Company restated its previously issued financial statements to record the effects of the stock option expense related to employees, who were no longer providing services. Upon termination, the employees’ outstanding stock options became fully vested. The reduction in the service period resulted from the suspension of the Company’s operations.

The impact of the restatement on the financial statements as of and for the year ended December 31, 2011 is shown in the following tables:

Balance sheet data - December 31, 2011

	As reported for December 31, 2011 in 10-K(A) filed on August 28, 2012	Adjustment	As restated
Additional paid-in capital	$9,816,789	$323,289	$10,140,078
Accumulated deficit	$(11,678,598)	$(323,289)	$(12,001,887)

Statement of Operations data For the year ended December 31, 2011

General & administrative expenses	$2,125,636	$323,289	$2,448,925
Net Loss	$(3,662,668)	$(323,289)	$(3,985,957)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.047)	$(0.004)	$(0.051)

Statement of Cash Flows data For the year ended December 31, 2011

Net Loss	$(3,662,668)	$(323,289)	$(3,985,957)
Stock compensation expense	$902,820	$323,289	$1,226,109

Note 13. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed:

-

$12,000 of the note received on July 5, 2012 was converted into 10,000,000 shares of common stock on January 14, 2013.

-

$12,000 of the note received on July 5, 2012 was converted into 15,189,873 shares of common stock on February 20, 2013.

-

$9,600 of the note received on July 5, 2012 was converted into 16,271,186 shares of common stock on March 7, 2013.

-

$9,600 of the note received on July 5, 2012 was converted into 16,271,186 shares of common stock on March 14, 2013.

The principal balance due remaining under this note after all conversions is $19,800.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were ineffective at December 31, 2012, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting.  Additionally, we failed to properly record the effects of an unusual transaction related to stock options when the Company suspended operations in 2011.  We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2012. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Name	Age	Position	Start of Term
Rowland W. Day II	56	CEO CFO Chairman of the Board	February 25, 2008

Jaimie Day	54	Director	March 15, 2012

Melinda Day	52	Director	March 15, 2012

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of March 11, 2013:

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Owner[1]	Percent of class
Common Stock	Rowland W. Day II(1)	40,000,000	10.37%
	Jaimie Day(1)	-0-
	Melinda Day(1)	-0-
Common Stock	All directors and executive officers as a group (3 persons)	40,000,000	10.37%

(1) Applicable percentage ownership is based on 385,637,738 shares of total voting stock outstanding at April 8, 2013.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses for Mr. and Mrs. Day and Ms. Day are c/o 1 Hampshire Court, Newport Beach, CA 92660.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during the year ended December 31, 2012, the Company owed to related parties $919,847 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$594,539	$274,679	$41,996	$911,214
Brian Fowler		$30,000		$30,000
	$594,539	$304,679	$41,996	$941,214

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Brian Fowler a shareholder.

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

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $18,063 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $16,132 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $57,437 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $9,237 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $3,771 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of December 31, 2012, no portion of this note was converted to shares of common stock.

Each loan above has a right to convert to common stock.  During the year ended December 31, 2012, a total of $341,027 of the above mentioned notes were converted into shares of common stock.

The services that were provided are outlined below.

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors and potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

Director Independence

It is our position that Mr. Day and Mrs. Day are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by EFP Rotenberg LLP.

Audit Fees:	Fiscal Year 2012	Fiscal Year 2011
EFP Rotenberg LLP	$17,000	$14,600
Audit Related Fees: EFP Rotenberg LLP(1)	$13,500	$7,100

(1)  Review and assistance with comment letters and Company responses.

Tax Fees

There were no fees paid in either 2012 or 2011 for tax related matters.

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

WEBSAFETY, INC.

Date: April 12, 2013	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 12, 2013
Rowland W. Day II

/s/ Jaimie Day	Director	April 12, 2013
Jamie Day

/s/ Melinda Day	Director	April 12, 2013
Melinda Day