Form 10-Q
period 2013-03-31
WebSafety, Inc.
filed 2013-05-15
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2013:

Class	Outstanding shares as of May 13, 2013
Common Stock, $0.001 par value	463,415,034

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$1,421	$25,392

Total Current Assets	1,421	25,392

PROPERTY AND EQUIPMENT
Computer equipment, computer software and furniture, net	5,505	6,295

Total Property and equipment	5,505	6,295

Total Assets	$6,926	$31,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$169,528	$179,416
Accrued expenses	105,612	92,798
Due to shareholders	929,429	899,218
Loans payable, net of discount	195,297	209,932
Liability to issue shares	8,769	-

Total Current Liabilities	1,408,635	1,381,364

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,

2,063,335 and 2,063,335 shares issued and outstanding, respectively	2,063	2,063

Common stock at $0.001 par value: 700,000,000 shares authorized,
385,638,538 and 87,689,938 shares issued and outstanding, respectively	385,639	327,907
Additional paid-in capital	11,450,451	11,464,983
Deficit accumulated	(13,239,862)	(13,144,630)

Total Stockholders' Deficit	(1,401,709)	(1,349,677)

Total Liabilities and Stockholders' Deficit	$6,926	$31,687

The accompanying notes are an integral part of these financial statements

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

(Unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2013	March 31, 2012

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES:
General and administrative expenses	44,295	361,533
Depreciation and amortization expense	790	14,687

Total operating expenses	45,085	376,220

LOSS FROM OPERATIONS	(45,085)	(376,220)

OTHER INCOME (EXPENSES)

Amortization of beneficial conversion	(37,334)	(127,257)
Interest expense	(12,813)	(29,242)

Total other income (expenses)	(50,147)	(156,499)

LOSS BEFORE INCOME TAX PROVISION	(95,232)	(532,719)

INCOME TAX PROVISION	-	-

NET LOSS	$(95,232)	$(532,719)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.000)	$(0.003)

Weighted common shares outstanding
- basic and diluted	350,345,217	154,626,428

The accompanying notes are an integral part of these financial statements

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the year ended December 31, 2013 and the three months ended March 31, 2013

(Unaudited)

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit

Balances, December 31, 2012	2,063,335	$2,063	327,906,293	$327,907	$11,464,983	$(13,144,630)	$(1,349,677)

Conversion of notes to common stock			57,732,245	57,732	(14,532)	-	43,200

Net loss for the three months ended March 31, 2013						(95,232)	(95,232)

Balance, March 31, 2013 (unaudited)	2,063,335	$2,063	385,638,538	$385,639	$11,450,451	$(13,239,862)	$(1,401,709)

The accompanying notes are an integral part of these financial statements

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(Unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,232)	$(532,719)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	790	14,687
Amortization of beneficial conversion	37,334	127,257
Stock compensation expense	-	241,058
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(9,888)	(17,454)
Increase (decrease) in accrued expense	12,814	(23,888)

NET CASH USED IN OPERATING ACTIVITIES	(54,182)	(191,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(6,910)
Decrease in liability to issue shares	-	(25,000)
Proceeds from borrowing	-	223,054
Net proceeds of advances from shareholders	30,211	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,211	191,144

NET CHANGE IN CASH	(23,971)	85

Cash at beginning of period	25,392	-

Cash at end of period	$1,421	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability to issue shares	$8,769	$-
Conversion of notes to common stock	$43,200	$348,670

The accompanying notes are an integral part of these financial statements

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

Note 1 - Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Note 2 - Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,239,862 from the period of July 3, 2006 (Inception) through March 31, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2013, there were 1,990,000 stock options.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

Note 3 - Concentration of Credit Risk

For the three months ended March 31, 2013 and 2012, the Company had $0 and $0 in revenues, respectively.  A concentration of credit risk exists due to the fact that the Company has a limited number of both customers and vendors.  If a number of customers or vendors decided to take their business elsewhere, the Company’s losses could increase significantly.  As of March 31, 2013, no credit has been extended to “on account” customers.

Note 4 - Property and Equipment

Property and equipment consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,670	167,670
Total property and equipment before accumulated depreciation	184,359	184,359

Less accumulated depreciation	(178,854)	(178,064)
Total property and equipment	$ 5,505	$ 6,295

Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $790 and $14,687, respectively.

During the three months ended March 31, 2013, the Company had incurred website development costs as part of web site application and infrastructure development activities. Specifically, activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc. All of these development costs were expensed as incurred.

Note 5 - Loan Payable

The components of notes as of March 31, 2013:

-

$20,000 loan received February 24, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2013, no portion of this note has been converted to common stock.

-

$13,000 loan received February 27, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2013, no portion of this note has been converted to common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

-

$63,054 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2013, this note was converted to common stock.

-

$18,800 loan received June 6, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.005 per share. As of March 31, 2013, no portion of this note was converted to common stock.

-

$63,000 loan received July 5, 2012, due April 10, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. . As of March 31, 2013, $43,200 of this note was converted to common stock. The remaining balance under this note as of March 31, 2013 is $19,800.

-

$63,000 loan received September 19, 2012, due June 21, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 58% of the market price. As of March 31, 2013, no portion of this note was converted to common stock.

-

$8,769 loan received October 1, 2012, due on April 1, 2013. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.002 per share. As of March 31, 2013, this note was not converted to common stock.

Each loan above has a right to convert to common stock.  During the three months ended March 31, 2013, a total of $43,200 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with each.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the three months ended March 31, 2013 and 2012, amortization of the beneficial conversion feature was $37,335 and $127,257, respectively. As of March 31, 2013, the total unamortized discount on notes was $18,357.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

The fair value of the beneficial conversion feature was determined through the Black-Scholes Option pricing model with the following inputs:

Stock Price	$0.0032-0.0151
Exercise Price	$0.002-0.009
Term	9 months
Risk-Free Rate	0.15%
Dividend Yield	0%
Volatility	310-364%

These inputs were used for the convertible notes payable received on July 5 and September 19, 2012.

Note 6 - Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the three months ended March 31, 2013, the Company owed to related parties $982,142 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$594,539	$304,890	$52,713	$952,142
Brian Fowler		$30,000		$30,000
	$594,539	$334,890	$52,713	$982,142

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler is our technology consultant and shareholder.

The components of notes as of March 31, 2013 are as follows:

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, $150,000 of the above note has been converted to common stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On April 1, 2012, the Company entered into a convertible promissory note in the amount of $30,000, due to Brian Fowler due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $18,063 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $16,132 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $57,437 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $9,237 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $3,771 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2013, the Company entered into a convertible promissory note in the amount of $20,813 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2013, the Company entered into a convertible promissory note in the amount of $9,398 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of March 31, 2013, no portion of this note was converted to shares of common stock.

Each loan above has a right to convert to common stock.  During the three months ended March 31, 2013, none of the above mentioned notes were converted into shares of common stock.

Note 7 - Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Chairman of the Board Rowland W. Day II.  We are not being charged any rent at this time.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

Note 8 - Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 9 - Stock Based Compensation

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

For the three months ended March 31, 2013, the Company recorded compensation costs for options and shares granted under the plan amounting to $0 and $241,058, respectively. There are no unamortized stock compensation costs. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

Management has valued the options at their date of grant utilizing the Black Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the closing price of the Company’s publicly-traded shares as of date of the grant. Further, the expected volatility was calculated using the historical volatility of the Company’s stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

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

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of December 31, 2012	1,990,000	$-	-	$-
Granted - 2013		$
Forfeited - 2013	-	$
Exercised - 2013	-	$-	-	-
Outstanding as of March 31, 2013	1,990,000	$-	-	$-
Exercisable as of March 31, 2013	1,990,000

Note 10 - Legal Proceedings

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

Note 11 - Patents

On February 19, 2013, the Company received Patent No: US 8,380,176,B2. This Patent covers a method to inhibit the use of a multi-function portable communication device in a moving vehicle. The Company has not assigned any monetary value nor is it reflected on the Company's financial statements. The costs to file the patent were expensed as incurred.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013 and 2012

(Unaudited)

Note 12 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed:

-

$10,500 of the note received on July 5, 2012 was converted into 19,090,909 shares of common stock on April 12, 2013.

-

$8,769 of the note received on October 1, 2012 was converted into 4,384,500 shares of common stock on April 22, 2013.

-

$9,300 of the note received on July 5, 2012 was converted into 18,867,925 shares of common stock on April 22, 2013.

-

$1,820 of the note received on September 19, 2012 was converted into 3,433,962 shares of common stock on April 24, 2013.

-

$16,000 of the note received on September 19, 2012 was converted into 32,000,000 shares of common stock on April 24, 2013.

-

$19,700 of the note received on September 19, 2012 was converted into 33,965,517 shares of common stock on May 9, 2013.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the three months ended March 31, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

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

Since our inception on July 3, 2006 through the end of the March 31, 2013, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

We suspended our operations in September of 2011 due to lack of working capital.

Our CEO, Rowland W. Day II moved the administration of the business to his law office located in California which is the new address of the Company.

Mr. Day has continued to meet with prospective investors to fund the operations of the Company.  Mr. Day has loaned money to the Company for its working capital.  There is no assurance that enough money can be raised for the Company to become operational at any time in the future or that Mr. Day will continue to loan money to the Company.

Results of Operations

Revenue

Revenues for the three month periods ended March 31, 2013 and 2012 totaled $0 and $0. Management attributes the lack of revenue to the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains unknown at March 31, 2013.  We suspended our operations in September of 2011 due to lack of working capital.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended March 31, 2013 we sustained a net operating loss of $95,232 compared to a net operating loss of $532,719 for the three months ended March 31, 2012.  The overall net operating loss decrease was mainly due to a reduction in general and administrative expenses.

Financial Condition

Cash at March 31, 2013 was $1,421 and working capital (the excess of current assets over current liabilities) was a negative $1,407,214 compared with a negative $1,355,972 at December 31, 2012. The decrease in working capital was primarily attributable to an increase in current liabilities.

Total current liabilities increased to $1,408,635 at March 31, 2013 from $1,381,364 at December 31, 2012.  The increase was principally due to increase in accrued expenses and increase in loans by a shareholder.

Stockholders’ equity was $(1,401,709) at March 31, 2013 compared to $(1,349,677) December 31, 2012.  The increase in deficit was due to our current period loss, offset by the issuances of shares for conversion of debt.

Liquidity

For the three months ended March 31, 2013, the Company had not raised any new equity. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

To support planned operations through 2013 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,239,862 from the period of July 3, 2006 (Inception) through March 31, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At March 31, 2013, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of March 31, 2013. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2013, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended March 31, 2013.  At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

WEBSAFETY, INC.

Date: May 15, 2013	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer