Form 10-Q
period 2013-06-30
WebSafety, Inc.
filed 2013-08-19
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2013:

Class	Outstanding shares as of August 12, 2013
Common Stock, $0.001 par value	551,524,995

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of June 30, 2013 and December 31, 2012 (unaudited)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$130	$25,392
Prepaid Expenses	6,000	-

Total Current Assets	6,130	25,392

PROPERTY AND EQUIPMENT
Computer equipment, computer software and furniture, net	4,715	6,295

Total Property and equipment	4,715	6,295

Total Assets	$10,845	$31,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$181,520	$179,416
Accrued expenses	51,394	92,798
Due to shareholders	473,582	899,218
Loans payable	130,854	209,932

Total Current Liabilities	837,350	1,381,364

COMMITMENTS AND CONTINGENCIES

Preferred Stock, $0.001 par value, Series B: 1,000 and 0 shares issued
and outstanding, respectively	600,000	-

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,
Series A: 2,063,335 shares issued and outstanding, respectively	2,063	2,063

Common stock at $0.001 par value: 700,000,000 shares authorized,
551,525,795 and 327,906,293 shares issued and outstanding, respectively	551,527	327,907
Additional paid-in capital	11,381,172	11,464,983
Deficit accumulated	(13,361,267)	(13,144,630)

Total Stockholders' Deficit	(1,426,505)	(1,349,677)

Total Liabilities and Stockholders' Deficit	$10,845	$31,687

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2013 and 2012

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:
General and administrative expenses	98,722	309,345	143,017	670,878
Loss Contingency	-	(325,000)	-
Depreciation and amortization expense	790	14,687	1,580	29,374

Total operating expenses	99,512	(968)	144,597	375,252

LOSS FROM OPERATIONS	(99,512)	968	(144,597)	(375,252

OTHER INCOME (EXPENSES)

Income from forgiven accrued interest	854	-	854	-
Amortization of beneficial conversion	(18,357)	(293,683)	-	-
Interest expense	(4,390)	(18,814)	(55,691)	(420,940)

Total other income (expenses)	(21,893)	(312,497)	(17,203)	(48,056)

LOSS BEFORE INCOME TAX PROVISION	(121,405)	(311,529)	(72,040)	(468,996)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(121,405)	$(311,529)	$(216,637)	$(844,248)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.000)	$(0.001)	$(0.001)	$(0.004)

Weighted common shares outstanding
- basic and diluted	485,329,038	301,122,370	418,211,965	227,431,799

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the year ended December 31, 2013 and the six months ended June 30, 2013

(Unaudited)

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit

Balances, December 31, 2012	2,063,335	$2,063	327,906,293	$327,907	$11,464,983	$(13,144,630)	$(1,349,677)

Conversion of accrued expenses and notes to common stock			223,619,502	223,620	(83,811)	-	139,809

Net loss for the six months ended June 30, 2013						(216,637)	(216,637)

Balance, June 30, 2013 (unaudited)	2,063,335	$2,063	551,525,795	$551,527	$11,381,172	$(13,361,267)	$(1,426,505)

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

(Unaudited)

	For the six months	For the six months
	ended	ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,637)	$(844,248)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,580	29,374
Amortization of beneficial conversion	55,691	420,940
Stock compensation expense	-	328,378
Income from forgiven accrued interest	(854)	-
Stock issued for services - non-cash	-	101,000
Gain on adjustment of Loss Contingency	-	(325,000)
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-
Increase (decrease) in accounts payable	2,104	(91,066)
Decrease in Loss Contingency	-	(75,000)
Increase (decrease) in accrued expense	17,203	(48,812)

NET CASH USED IN OPERATING ACTIVITIES	(146,913)	(504,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	-
Decrease in liability to issue shares	-	(25,000)
Proceeds from borrowing	-	319,822
Net proceeds of advances from shareholders	121,651	210,042

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,651	504,864

NET CHANGE IN CASH	(25,262)	430

Cash at beginning of period	25,392	-

Cash at end of period	$130	$430

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses to common stock	$5,040	$-
Conversion of notes to common stock	$134,769	$514,400
Conversion of accrued expenses to preferred stock	$52,713	$-
Conversion of notes to preferred stock	$547,287	$-

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Note 1. Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $13,361,267 from the period of July 3, 2006 (Inception) through June 30, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2013, there were 1,990,000 stock options.

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Property and Equipment

Fixed assets are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of fixed assets is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life.  Upon sale or retirement of the asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Asset	Useful Life (in years)
Equipment	5 years
Furniture & Fixtures	7 years

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3.  Property and Equipment

Property and equipment consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,670	167,670
Total property and equipment before accumulated depreciation	184,359	184,359

Less accumulated depreciation	(179,644)	(178,064)
Total property and equipment	$ 4,715	$6,295

Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $1,580 and $29,374, respectively.

During the six months ended June 30, 2013, the Company had incurred website development costs as part of web site application and infrastructure development activities. Specifically, activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc.  All of these development costs were expensed as incurred.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Note 4. Loan Payable

The components of notes as of June 30, 2013 are as follows:

•

On July 23, 2010, the Company entered into a promissory note in the amount of $11,228 including interest of 5% due to Texas Atlantic Capital Partners, LLC. on demand. As of June 30, 2013, this note is still outstanding.

•

$20,000 loan received February 24, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.0075 per share. As of June 30, 2013, no portion of this note has been converted to common stock.

•

$13,000 loan received February 27, 2012, due on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.0075 per share. As of June 30, 2013, no portion of this note has been converted to common stock.

•

$63,054 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.0075 per share. As of June 30, 2013, no portion of this note was converted to common stock.

•

$18,800 loan received June 6, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.0075 per share. As of June 30, 2013, no portion of this note was converted to common stock.

•

$63,000 loan received July 5, 2012, due April 10, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of June 30, 2013, this note was converted to common stock.

•

$63,000 loan received September 19, 2012, due June 21, 2013, including interest at 8%.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 58% of the market price. As of June 30, 2013, this note was converted to common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

•

$8,769 loan received October 1, 2012, due on April 1, 2013. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $.002 per share. As of June 30, 2013, this note was converted to common stock.

Each loan above has a right to convert to common stock.  During the six months ended June 30, 2013, a total of $134,769 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with some notes payable.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the six months ended June 30, 2013 and 2012, amortization of the beneficial conversion feature was $55,691 and $420,940, respectively. As of June 30, 2013, there was no remaining unamortized discount on notes.

Note 5. Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the six months ended June 30, 2013, the Company owed to related parties $477,972 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$138,692	$304,890	$4,390	$447,972
Bryan Fowler		$30,000		$30,000
	$138,692	$334,890	$4,390	$477,972

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Bryan Fowler was a technology consultant and shareholder.

The components of notes as of June 30, 2013 are as follows:

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of June 30, 2013, $150,000 of this note has been converted to common stock during 2012 and the remaining balance of $366,134 of this note has been converted to preferred stock during 2013.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, $181,153 of this note was converted to shares of preferred stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

On April 1, 2012, the Company entered into a convertible promissory note in the amount of $30,000, due to Bryan Fowler due August 31, 2012.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $18,063 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $16,132 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $57,437 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, $12,000 was repaid back in 2012, but no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $9,237 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $3,771 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

On March 31, 2013, the Company entered into a convertible promissory note in the amount of $20,813 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2013, the Company entered into a convertible promissory note in the amount of $9,398 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2013, the Company entered into a convertible promissory note in the amount of $37,440 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2013, the Company entered into a convertible promissory note in the amount of $54,000 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.0075 per share. As of June 30, 2013, no portion of this note was converted to shares of common stock.

Each loan above has a right to convert to common stock.  During the six months ended June 30, 2013, $547,287 plus interest of above mentioned notes were converted into shares of preferred stock that are convertible into common stock.

Note 6. Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Chairman of the Board Rowland W. Day II.  We are not being charged any rent at this time.

Note 7. Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Note 8. Stock Based Compensation

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

For the six months ended June 30, 2013 and 2012, the Company recorded compensation costs for options and shares granted under the plan amounting to $0 and $328,378, respectively.  There are no unamortized stock compensation costs. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

June 30, 2013 and 2012

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

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value

Outstanding as of December 31, 2012	1,990,000	$-	-	$-
Granted - 2013	-	$-	-	-
Forfeited - 2013	-	$ .		-
Exercised - 2013	-	$-	-	-
Outstanding as of June 30, 2013	1,990,000	$-	-	$-
Exercisable as of June 30, 2013	1,990,000

Note 9. Legal Proceedings

On August 28, 2012, Keith Miller a part time employee of the Company at the time of his departure sued the Company, its officers and directors for fraud.  Mr. Miller was previously the Interim Chief Technology Officer of the Company.

The Company and Mr. Miller settled the lawsuit on July 22, 2013.

Note 10. Patents

On February 19, 2013, the Company received Patent No:  US 8,380,176,B2.  This Patent covers a method to inhibit the use of a multi-function portable communication device in a moving vehicle.  The Company has not assigned any monetary value nor is it reflected on the Company's financial statements. The costs to file the patent were expensed as incurred.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Note 11. Commitments and Contingencies

Series B Preferred Stock

The principal terms of the Series B Preferred Stock were as follows:

Voting rights - The Series B Preferred Stock has voting rights (five votes per share) equal to those of the Company’s common stock.

Dividend rights - The Series B Preferred Stock shall not pay dividend.

Conversion rights -  The holders of the Series B Preferred Stock have the right to convert any or all of their Series B Preferred Stock, at the option of the holder, at any time, into common stock on a one for 909,090.909 basis.

Redemption rights - The holders of the Series B Preferred Stock may at each holder’s option to cause the Company to redeem any of shares or all shares of Series B Preferred Stock at a price of six hundred dollars ($600) per share.

Liquidation entitlement - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the funds and assets of the Company that may be legally distributed to the Company’s shareholders shall be distributed to shareholders.

The Company has classified the Series B Preferred Stock as temporary equity because it is redeemable at the option of the holder.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013 and 2012

(Unaudited)

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the three and six months ended June 30, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

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

Since our inception on July 3, 2006 through the end of the June 30, 2013, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

We are currently revising and updating our software applications and intended to re-launch it during the fourth quarter of 2013.

Our CEO, Rowland W. Day II moved the administration of the business to his law office located in California which is the new address of the Company.

Mr. Day has continued to meet with prospective investors to fund the operations of the Company.  Mr. Day has loaned money to the Company for its working capital.  There is no assurance that enough money can be raised for the Company to become fully operational at any time in the future or that Mr. Day will continue to loan money to the Company.

Results of Operations

Revenue

Revenues for the three and six month periods ended June 30, 2013 and 2012 totaled $0 and $0, as compared to $0 and $0 respectively. Management attributes the lack of revenue to the revisions that are being made to the software application, the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains unknown at June 30, 2013.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three and six months ended June 30, 2013 we sustained a net operating loss of $99,512 and $144,597 compared to operating income of $968 and a net operating loss of $375,252 for the three and six months ended June 30, 2012.  The overall net operating loss decrease was mainly due to a reduction in general and administrative expenses.

Financial Condition

Cash at June 30, 2013 was $130 and working capital (the excess of current assets over current liabilities) was a negative $831,220 compared with a negative $1,355,972 at December 31, 2012. The decrease in negative working capital was primarily attributable to a decrease in current liabilities.

Total current liabilities decreased to $837,350 at June 30, 2013 from $1,381,364 at December 31, 2012.  The decrease was principally due to a decrease in loans payable and decrease in amount due to shareholders primarily from conversions to stock.

Stockholders’ equity was $(826,505) at June 30, 2013 compared to $(1,349,677) December 31, 2012.  The decrease in deficit was due to, the issuances of shares for conversion of debt offset by our current period loss.

Liquidity

For the six months ended June 30, 2013, the Company had not raised any new equity. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,361,267 from the period of July 3, 2006 (Inception) through June 30, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At June 30, 2013, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of June 30, 2013. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2013, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to our sole officer with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended June 30, 2013.  At this time, management has decided that considering the sole officer involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

The Company and Mr. Miller settled the lawsuit on July 23, 2013.

Item 1.A. Risk Factors

The Company was organized during 2006 and is at an early stage of operation and has no substantial revenue. The Company devotes its full resources toward revising the software products, marketing, selling and distributing the software products. The Company began receiving revenue from sales of software products during the fourth quarter of 2009. The Company will need to generate significant revenues to overcome an accumulated deficit and obtain profitability. The Company may never achieve profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations the Company’s business, results of operations, and financial condition could be materially adversely affected.

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

COMPANY’S RELIANCE UPON EXECUTIVES AND CONSULTANTS

The Company’s success is highly dependent upon its sole executive officer identified in this report for critical management decisions and to implement and pursue the Company’s business and marketing plan.  A loss of our sole executive officer through incapacity or for any other reason could materially adversely impact the ability of the Company to complete its business and marketing plan and would require the Company to seek the assistance of other qualified personnel who may not be available.

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

Date: August 19, 2013

By: /s/ Rowland W. Day II

Rowland W. Day II,
Principal Executive Officer