Form 10-Q
period 2013-09-30
WebSafety, Inc.
filed 2013-11-19
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2013:

Class	Outstanding shares as of November 8, 2013
Common Stock, $0.001 par value	635,633,295

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

BALANCE SHEETS

As of September 30, 2013 and December 31, 2012 (unaudited)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$40	$25,392

Total Current Assets	40	25,392

PROPERTY AND EQUIPMENT
Computer equipment, computer software and furniture, net	3,925	6,295

Total Property and Equipment	3,925	6,295

Total Assets	$3,965	$31,687

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$178,714	$179,416
Accrued expense	57,403	92,798
Due to shareholders	543,951	899,218
Notes payable	79,054	209,932

Total Current Liabilities	859,122	1,381,364

REDEAMABLE PREFERRED STOCK

Redeemable Convertible Preferred Stock, $0.001 par value, Series B: 1,000 and 0 shares issued and outstanding, respectively	600,000	--

STOCKHOLDERS' DEFICIT

Preferred stock at $0.001 par value: 25,000,000 shares authorized, Series A: 2,063,335 shares issued and outstanding, respectively	2,063	2,063
Common stock at $0.001 par value: 700,000,000 shares authorized, 635,633,295 and 327,906,293 shares issued and outstanding, respectively	635,634	327,907
Additional paid-in capital	11,623,540	11,464,983
Deficit accumulated	(13,716,394)	(13,144,630)

Total Stockholders' Deficit	(1,455,157)	(1,349,677)

Total Liabilities, Redeemable Preferred Stock and Stockholders' Deficit	$3,965	$31,687

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2013 and 2012

(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012

REVENUES	$--	$--	$--	$--
COST OF GOODS SOLD	--	--	--	--
GROSS MARGIN	--	--	--	--

OPERATING EXPENSES
General and administrative	109,022	267,190	251,967	938,068
Loss Contingency	--	(41,623)	--	(366,623)
Depreciation and amortization expense	790	14,687	2,370	44,061
Total operating expenses	109,812	240,254	254,337	615,506

LOSS FROM OPERATIONS	(109,812)	(240,254)	(254,337)	(615,506)

OTHER INCOME (EXPENSES)
Other income	--	25	--	25
Income from forgiven accrued interest	--	--	854	--
Income from forgiven accounts payable	10,297	--	10,297	--
Loss on extinguishment of debt	(178,928)	--	(178,928)	--
Amortization of beneficial conversion	(70,747)	(79,319)	(126,439)	(500,258)
Interest expense	(6,008)	(11,189)	(23,211)	(59,246)
Total other Income (Expenses)	(245,386)	(90,483)	(317,427)	(559,479)

LOSS BEFORE INCOME TAX PROVISION	(355,198)	(330,737)	(571,764)	(1,174,985)
INCOME TAX PROVISION	--	--	--	--

NET LOSS	$(355,198)	$(330,737)	$(571,764)	$(1,174,985)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.001)	$(0.001)	$(0.001)	$(0.005)

Weighted common shares outstanding - basic and diluted	575,710,795	326,872,266	471,284,961	260,819,155

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the year ended December 31, 2013 and the nine months ended September 30, 2013

(Unaudited)

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit

Balances, December 31, 2012	2,063,335	$2,063	327,906,293	$327,907	$11,464,983	$(13,144,630)	$(1,349,677)

Beneficial conversion feature of promissory notes					70,747	-	70,747

Loss on extinguishment of debt from incremental increase					178,928	-	178,928
in beneficial conversion feature

Conversion of accrued expenses and notes to common stock			282,727,002	282,727	(91,118)	-	191,609

Issuances of common stock for services:
July 3, 2013 two issuances at $0.001 per share	-	-	25,000,000	25,000	-	-	25,000

Net loss for the nine months ended September 30, 2013						(571,764)	(571,764)

Balance, September 30, 2013 (unaudited)	2,063,335	$2,063	635,633,295	$635,634	$11,623,540	$(13,716,394)	$(1,455,157)

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2013 and 2012

	For the nine months	For the nine months
	ended	ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(571,764)	$(1,174,985)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,370	44,061
Loss on extinguishment of debt	178,928	-
Amortization of beneficial conversion	126,439	500,258
Stock compensation expense	-	463,583
Income from forgiven accrued interest	(854)	-
Income from forgiven accounts payable	(10,297)	-
Stock issued for services - non-cash	25,000	101,000
Gain on adjustment of Loss Contingency	-	(325,000)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	9,595	(136,420)
Decrease in Loss Contingency	-	(75,000)
Increase (decrease) in accrued expense	23,211	(30,386)

NET CASH USED IN OPERATING ACTIVITIES	(217,372)	(632,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(700)
Decrease in liability to issue shares	-	(25,000)
Proceeds from borrowing	-	437,287
Net proceeds of advances from shareholders	192,020	274,171

NET CASH PROVIDED BY FINANCING ACTIVITIES	192,020	685,758

NET CHANGE IN CASH	(25,352)	52,869

Cash at beginning of period	25,392	-

Cash at end of period	$40	$52,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses to common stock	$5,040	$-
Conversion of notes to common stock	$186,569	$514,400
Conversion of accrued expenses to preferred stock	$52,713	$-
Conversion of notes to preferred stock	$547,287	$-

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

Note 1 - Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Note 2 - Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,716,394 from the period of July 3, 2006 (Inception) through September 30, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 has raised additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2013, there were 1,990,000 stock options.

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

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

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

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

Note 3 - Property and Equipment

Property and equipment consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Property and Equipment
Equipment	$ 16,689	$ 16,689
Software	167,670	167,670
Total property and equipment before accumulated depreciation	184,359	184,359

Less accumulated depreciation	(180,434)	(178,064)
Total property and equipment	$ 3,925	$ 6,295

Depreciation expense for the nine months ended September 30, 2013 and 2012 totaled $2,370 and $29,374, respectively.

During the nine months ended September 30, 2013, the Company had incurred website development costs as part of web site application and infrastructure development activities. Specifically, activities include coordination of design, engineering, initial integration and design modifications, script writing, web site designs and revisions, application side designs, pre-video production build/test flash prototype for oversize video browser scaling, eCommerce engine, etc.  All of these development costs were expensed as incurred.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

Note 4 - Notes Payable

The components of notes as of September 30, 2013 are as follows:

•

On July 23, 2010, the Company entered into a promissory note in the amount of $11,228 including interest of 5% due to Texas Atlantic Capital Partners, LLC. on demand. As of September 30, 2013, this note is still outstanding.

•

$20,000 loan received February 24, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.001 per share. As of September 30, 2013, this note has been converted to common stock.

•

$13,000 loan received February 27, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.001 per share. As of September 30, 2013, this note has been converted to common stock.

•

$63,054 loan received April 9, 2012, due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2013, no portion of this note was converted to common stock.

•

$18,800 loan received June 6, 2012, due on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.001 per share. As of September 30, 2013, this note was converted to common stock.

•

$63,000 loan received July 5, 2012, due April 10, 2013, including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 61% of the market price. As of September 30, 2013, this note was converted to common stock.

•

$63,000 loan received September 19, 2012, due June 21, 2013, including interest at 8%. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to 58% of the market price. As of September 30, 2013, this note was converted to common stock.

•

$8,769 loan received October 1, 2012, due on April 1, 2013. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2013, this note was converted to common stock.

Each loan above has a right to convert to common stock. During the nine months ended September 30, 2013, a total of $186,569 of the above mentioned notes were converted into shares of common stock.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with some notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the nine months ended September 30, 2013 and 2012, amortization of the beneficial conversion feature was $126,439 and $500,258, respectively. As of September 30, 2013, there was no remaining unamortized discount on notes.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

Note 5 - Related Party Transactions

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

In the aggregate, during the nine months ended September 30, 2013, the Company owed to related parties $553,931 for consulting, legal and accrued interest as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$459,518	$54,433	$9,980	$523,931
Brian Fowler		$30,000		$30,000
	$459,518	$334,890	$4,390	$553,931

Rowland W. Day II is our CEO, CFO and Chairman of the Board.  Brian Fowler was our technology consultant.  The Company has informed Mr. Fowler that it does not intend to pay Mr. Fowler for the work that he claims was provided to the Company.

The components of notes as of September 30, 2013 are as follows:

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $516,134 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, $150,000 of this note has been converted to common stock during 2012 and $250,805 of this note has been converted to shares of preferred stock.

On October 4, 2011, the Company entered into a convertible promissory note in the amount of $229,401 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $15,952 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2011, the Company entered into a convertible promissory note in the amount of $7,250 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $12,467 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

On March 31, 2012, the Company entered into a convertible promissory note in the amount of $62,250 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On April 1, 2012, the Company entered into a convertible promissory note in the amount of $30,000, due to Bryan Fowler due August 31, 2012. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.005 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $83,125 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2012, the Company entered into a convertible promissory note in the amount of $18,063 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $16,132 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

On September 30, 2012, the Company entered into a convertible promissory note in the amount of $57,437 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, $12,000 was repaid back in 2012, but no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $9,237 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On December 31, 2012, the Company entered into a convertible promissory note in the amount of $3,771 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

On March 31, 2013, the Company entered into a convertible promissory note in the amount of $20,813 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On March 31, 2013, the Company entered into a convertible promissory note in the amount of $9,398 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, this note was converted to shares of preferred stock.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

On June 30, 2013, the Company entered into a convertible promissory note in the amount of $37,440 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On June 30, 2013, the Company entered into a convertible promissory note in the amount of $54,000 including interest of 5% due to Rowland W. Day II on demand. The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On September 30, 2013, the Company entered into a convertible promissory note in the amount of $53,375 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, no portion of this note was converted to shares of common stock.

On September 30, 2013, the Company entered into a convertible promissory note in the amount of $17,372 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share. As of September 30, 2013, $378 was given as credit to this note and no portion of this note was converted to shares of common stock.

Each loan above has a right to convert to common stock. During the nine months ended September 30, 2013, $547,287 of the above mentioned notes were converted into shares of preferred stock. See Note 12 for redeemable preferred stock classification.

Effective September 1, 2013, the conversion rate of Rowland Day’s notes were modified from $0.005 to $0.00075.  On June 30, 2012, the Company had authorized the change in the conversion rate to $0.0075 in error. The debt transaction is considered an extinguishment since the fair value of the embedded conversion option changed by more than 10% of the carrying amount of the original debt instrument immediately before the modification or exchange.  This change resulted in additional beneficial conversion feature of the debt which is reported as a loss on extinguishment of debt of $178,928.

Note 6 - Facilities

The Company’s corporate headquarters have been moved to 1 Hampshire Court, Newport Beach, California 92660 which is the office of our CEO and Chairman of the Board Rowland W. Day II.  We are not being charged any rent at this time.

Note 7 - Recent Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 8 - Stock Based Compensation

In November 2009, the Board of Directors and Shareholders adopted the 2008 Stock Option Plan providing for the issuance of up to 10,000,000 shares to Company officers, directors, employees and to independent contractors who provide services to the Company.

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

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

For the nine months ended September 30, 2013 and 2012, the Company recorded compensation costs for options and shares granted under the plan amounting to $0 and $463,583, respectively. There are no unamortized stock compensation costs. A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital. No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The following table summarizes the status of The Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted			Weighted
	of Shares	Average	Weighted		Average
	Remaining	Intrinsic	Average	Aggregate	Exercise
Subject to Exercise	Options	Price	Life (Years)	Value	Price

Outstanding as of December 31, 2012	1,990,000	$-	-	$-	$0.006
Granted - 2013	-	$-	-	-
Forfeited - 2013	-	$ .		-
Exercised - 2013	-	$-	-	-
Outstanding as of September 30, 2013	1,990,000	$-	-	$-	$0.006
Exercisable as of September 30, 2013	1,990,000

WEBSAFETY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013 and 2012

(Unaudited)

___________________________________________________________________________

Note 9. Stock Issuances for Services

On July 3, 2013, the Company authorized the issuance of 5,000,000 shares to the director and 20,000,000 shares to a consultant, or in aggregate 25,000,000 shares of its common stock for director compensation and consulting services valued at $0.001 per share, or $5,000 and $20,000, respectively.

Note 10 - Legal Proceedings

On August 28, 2012, Keith Miller a part time employee of the Company at the time of his departure sued the Company, its officers and directors for fraud.  Mr. Miller was previously the Interim Chief Technology Officer of the Company.

The Company settled this lawsuit for $4,500 during the quarter ended June 30, 2013.

Note 11 - Patents

On February 19, 2013, the Company received Patent No: US 8,380,176,B2. This Patent covers a method to inhibit the use of a multi-function portable communication device in a moving vehicle. The Company has not assigned any monetary value nor is it reflected on the Company's financial statements. The costs to file the patent were expensed as incurred.

Note 12 - Redeemable Preferred Stock

Series B Preferred Stock

The principal terms of the Series B Preferred Stock were as follows:

Voting rights -  The Series B Preferred Stock is entitled to 5 times that number of votes multiplied by the number of shares of common stock into which the Series B Preferred Stock are convertible.

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

Note 13. Subsequent Events

On October 22, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., providing the issuance of the 8% Convertible Promissory Note in the principal amount of $42,500 due July 24, 2014. 55,000,000 shares of Company’s common stock has been held in reserve for issuance upon full conversion of the note pursuant to the subject of this note.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the three and nine months ended September 30, 2013 and 2012, and with our annual report on Form 10-K for the year ended December 31, 2012.

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

Since our inception on July 3, 2006 through the end of the September 30, 2013, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  These partners may include auto insurers and cell phone manufacturers.

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

Results of Operations

Revenue

Revenues for the three and nine month periods ended September 30, 2013 and 2012 totaled $0 and $0, as compared to $0 and $0 respectively. Management attributes the lack of revenue to the revisions that are being made to the software application, the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains unknown at September 30, 2013.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three and nine months ended September 30, 2013 we sustained a net operating loss of $109,812 and $254,337 compared to a net operating loss of $240,254 and $615,506 for the three and nine months ended September 30, 2012.  The overall net operating loss decrease was mainly due to a reduction in general and administrative expenses. This decrease is primarily due to decrease in stock option expense since no additional options have been issued in 2013 and marketing expenses due to the reduction in marketing efforts.

Financial Condition

Cash at September 30, 2013 was $40 and working capital (the excess of current assets over current liabilities) was a negative $859,082 compared with a negative $1,355,972 at December 31, 2012. The decrease in negative working capital was primarily attributable to a decrease in current liabilities.

Total current liabilities decreased to $859,122 at September 30, 2013 from $1,381,364 at December 31, 2012.  The decrease was principally due to a decrease in loans payable and decrease in amount due to shareholders primarily from conversions to stock.

Stockholders’ equity was $(1,455,157) at September 30, 2013 compared to $(1,349,677) December 31, 2012.  The increase in deficit was due to, the issuances of shares for conversion of debt offset by our current period loss.

Liquidity

For the nine months ended September 30, 2013, the Company had not raised any new equity. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

To support planned operations through 2013 and beyond, additional capital will be required. Management believes that $500,000 will be required through the end of 2014. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $13,716,394 from the period of July 3, 2006 (Inception) through September 30, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At September 30, 2013, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of September 30, 2013. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of September 30, 2013, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to our sole officer with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended September 30, 2013.  At this time, management has decided that considering the sole officer involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

OUR RECURRING OPERATING LOSSES HAVE RAISED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2012 and December 31, 2011 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

APPROXIMATELY 88% OF OUR COMMON STOCK IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

Our Chief Executive Officer, Rowland W. Day II, controls approximately 88% of voting securities and has the ability to direct the affairs and business of the Company.  The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders.  One consequence of this substantial stockholder’s interest is that it may be difficult for investors to remove management of the Company.  It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices..

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

WEBSAFETY, INC.

Date: November 19, 2013	By: /s/ Rowland W. Day II
Rowland W. Day II
Principal Executive Officer

9