Form 10-K
period 2013-12-31
WebSafety, Inc.
filed 2014-04-15
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s common shares on June 30, 2013, as reported on the OTCMarkets, was approximately $200,060.

As of April 4, 2014, there were 31,931,665 shares of common stock, $0.001 par value, outstanding.

Documents incorporated by reference:

None.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Websafety, Inc. (the “Company”) and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Websafety, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Websafety, Inc.  on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

From June 2008 through December 31, 2009 we refined our website and we commenced limited revenue activity in the fourth quarter of 2009.  We had intended to market our products and services through relationships developed with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations. We also explored opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.  We suspended our operations in August, 2011 but have continued our research and development of the products. We have been developing new mobile software products that will be launched during the second half of 2014.

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

Since our inception on July 3, 2006 and as of December 31, 2013, we have generated a minimal amount of revenue and have incurred a cumulative net loss of $14,052,387.  In 2013 our revenues were $0, however, we believe that we must raise approximately $400,000 through the sale of equity or promissory notes for us to sustain operations through the next twelve (12) months.  This amount of capital has been budgeted to maintain our minimal infrastructure, continue our product development and marketing and sales campaign.  We believe that the recurring revenues from sales of software products eventually will be sufficient to support ongoing operations.  We can provide no assurance that the actual expenses we incur will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern as noted in the independent auditor’s report to the financial statements included in this report.

In August, 2011 due to the lack of revenue and inability to raise enough capital to pay for ongoing operations, we vacated our premises in Irving, Texas.  All employees left the Company and we suspended our operations pending the raising of additional capital to finance our operations on a going forward basis.  We have continued our product development for new mobile software products.

In August, 2011, our CEO, Rowland W. Day II moved the administration of the business to his law office located in California which is the new address of the Company.

Mr. Day has continued to meet with prospective investors to fund the operations of the Company.  To date very little money has been raised or loaned to the Company except by Mr. Day.  There is no assurance that enough money can be raised for the Company to become operational at any time in the future.

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

	High	Low
1st Quarter (through April 4, 2014)	$0.01	$0.01
Year Ended December 31, 2013
1st Quarter	$0.01	$0.01
2nd Quarter	0.01	0.01
3rd Quarter	0.01	0.01
4th Quarter	0.01	0.01

Year Ended December 31, 2012
1st Quarter	$0.03	$0.01
2nd Quarter	0.09	0.01
3rd Quarter	0.03	0.01
4th Quarter	0.01	0.01

Holders

As of April 4, 2014, there were approximately 134 holders of record of our common stock.  This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Websafety, Inc. has the objective of marketing and selling through the internet a range of software applications for cell phones that allow parents or other caregivers to monitor and be notified of occurrences of predator advances, cyber bullying and pornography received on cell phones. The cell phone application may also restrict text messaging while driving and provides location information to parents through the use of GPS technology.

Since our inception on July 3, 2006 through the end of the December 31, 2013, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.   We suspended our operations in August of 2011 due to lack of working capital and have continued our product development and intend to launch our mobile software products during the second half of 2014.

In 2013, we raised $0 in new equity funding through the sale of common stock and preferred stock.

Results of Operations

For the year ended 2013 we sustained a net operating loss of $907,757 as compared to a loss of $1,142,743 for the same twelve month period ended December 31, 2012.  In 2013 and 2012 we had revenues of $0.

The table below highlights on a line item basis the significant elements of expense during the two periods that constituted the preponderance of expense incurred.

	Years Ended December 31,		Increase/
Expense Category	2013	2012	(Decrease)
General and Administrative:
Payroll	$-	$(1041)	$1041
Insurance D&O	-	-
Accounting	5,100	16,628	(11,528)
Consulting/Contract	9,500	80,833	(71,333)
Legal	244,912	241,138	3,774
Marketing/Website	20,851	22,623	(1,772)
Travel	511	4,475	(3,964)
Commissions	-	-	-
Office Expense & Telephone	3,809	2,211	1,598
Rent	-	-	-
Stock Compensation Expense	25,000	385,796	(360,796)
Other	39548	146,468	(106,920)
Totals	$349,231	$899,131	$(549,900)

The decrease in expenses from December 31, 2012 to December 31, 2013 is primarily attributed to a decrease in stock compensation expense due to the suspension of operations.

Liquidity

As noted previously, through December 31, 2013 we raised $0 in new equity. In order to establish operations in 2014 and beyond, additional capital will be required. In that regard it is management’s intent to continue fund raising efforts to generate the capital required to reestablish operations.

Cash and cash equivalents decreased to $870 at December 31, 2013 when compared to cash and cash equivalents of $25,392 at December 31, 2012. The decrease is attributable  to cash used for operations.

The decrease in accounts payable and accrued expenses of $(197,344) at December 31, 2013 when compared to December 31, 2012 can primarily be attributed to the decline in revenue generating activities which resulted in less cash for our obligations.

There were no investing activities for the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flow.

Critical Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $14,052,387 from the period of July 3, 2006 (Inception) through December 31, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company in 2012 did not raise any additional capital and will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The Company’s CEO loaned money to the Company for the Company to continue its product development.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Diluted earnings per common share give the effect to the assumed exercise of stock options when dilutive. In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At December 31, 2013, there were 1,990,000 stock options.

Convertible Notes Payable

The Company evaluated the terms of their outstanding notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that a portion of their outstanding debt had underlying common stock not indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For all other remaining outstanding debt, the Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.

The Company recognized beneficial conversion features in the amounts of $230,089 and $562,125 for the periods ended December 31, 2013 and 2012, respectively. The beneficial conversion features were recognized as increases in additional paid-in capital and discounts to the Convertible Notes Payable. The discount to the Convertible Notes Payable was amortized to interest expense over the life of the note.

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

Level 1.  Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2.  Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3.  Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

WEBSAFETY, INC.

December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Websafety Inc.

We have audited the accompanying balance sheets of Websafety Inc. as of December 31, 2013, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, Websafety Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DHW CPA, PLLC

West Henrietta, New York

April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Websafety, Inc.

We have audited the accompanying balance sheet of Websafety, Inc. as of December 31, 2012, and the related statements of operations, stockholders’ (deficit), and cash flows for year ended December 31, 2012. Websafety, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Websafety, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has had recurring losses, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

Rochester, New York

April 12, 2013

WEBSAFETY, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$870	$25,392

Total Current Assets	870	25,392

PROPERTY AND EQUIPMENT, net	3,135	6,295

Total Fixed Assets	3,135	6,295

Total Assets	$4,005	$31,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$168,438	$179,416
Accrued interest	20,219	55,682
Accrued expenses	28,907	37,116
Convertible notes payable - shareholders	703,295	899,218
Convertible notes payable, net of discount	104,928	209,932
Derivative liability	13,448	-

Total Current Liabilities	1,039,235	1,381,364

REDEEMABLE PREFERRED STOCK
Redeemable convertible preferred stock, $0.001 par value,
Series B: 1,000 and 0 shares issued and outstanding, respectively	600,000	-

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value: 50,000,000 shares authorized,
2,063,335 shares issued and outstanding	2,063	2,063

Common stock at $0.001 par value: 1,500,000,000 shares authorized,
31,931,665 and 16,395,315 shares issued and outstanding, respectively	31,933	16,397
Additional paid-in capital	12,383,161	11,776,493
Deficit accumulated	(14,052,387)	(13,144,630)

Total Stockholders' Deficit	(1,635,230)	(1,349,677)

Total Liabilities and Stockholders' Deficit	$4,005	$31,687

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2013 and 2012

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES:
General and administrative expenses	349,231	899,131
Loss Contingency	-	(366,623)
Research and development	84,000	-
Depreciation and amortization expense	3,160	48,585

Total operating expenses	436,391	581,093

LOSS FROM OPERATIONS	(436,391)	(581,093)

OTHER INCOME (EXPENSES)
Income from forgiven debt	-	48,494
Income from forgiven accrued interest	854	-
Income from forgiven account payable	10,297	-
Other income	-	25
Loss on extinguishment of debt	(166,928)	-
Derivative revaluation	116	-
Amortization of beneficial conversion	(285,780)	(537,592)
Interest expense	(29,925)	(72,577)

Total other Income (Expenses)	(471,366)	(561,650)

LOSS BEFORE INCOME TAX PROVISION	(907,757)	(1,142,743)

INCOME TAX PROVISION	-	-

NET LOSS	$(907,757)	$(1,142,743)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.032)	$(0.082)

Weighted common shares outstanding
- basic and diluted	27,942,571	13,871,806

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

For the Period from December 31, 2010 through December 31, 2013

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Deficit

Balance, December 31, 2011	2,863,335	$2,863	4,384,497	$4,386	$10,223,383	$(12,001,887)	$(1,771,255)

Issuances of common stock for services:
March 20, 2012 one issuance at $0.01			125,000	125	24,875	-	25,000
April 1, 2012 one issuance at $0.005			300,000	300	29,700	-	30,000
June 1, 2012 one issuance at $0.015			150,000	150	44,850	-	45,000
June 1, 2012 one issuance at $0.016			3,125	3	997	-	1,000

Conversion of notes to common stock			11,380,519	11,381	503,019	-	514,400

Stock Compensation expense				-	385,796	-	385,796

Beneficial Conversion Feature of promissory notes					562,125	-	562,125

Preferred shares converted into common shares at the
conversion rate of 1:1.25	(800,000)	(800)	50,000	50	750	-	-

Issuances of common stock for services on October 3,
2012 at $0.02 per share			2,174	2	998	-	1,000

Net loss for the year ended December 31, 2012						(1,142,743)	(1,142,743)

Balance, December 31, 2012	2,063,335	$2,063	16,395,315	$16,397	$11,776,493	$(13,144,630)	$(1,349,677)
					-

Beneficial conversion feature of promissory notes					230,089	-	230,089

Loss on extinguishment of debt from incremental
increase in beneficial conversion feature					166,928		166,928

Conversion of accrued expenses and notes to common stock			14,136,350	14,136	177,472	-	191,608

Conversion of accounts payable			150,000	150	8,429		8,579

Issuances of common stock for services:
July 3, 2013 two issuances at $0.001 per share	-	-	1,250,000	1,250	23,750	-	25,000

Net loss for the year ended December 31, 2013						(907,757)	(907,757)

Balance, December 31, 2013	2,063,335	$2,063	31,931,665	$31,933	$12,383,161	$(14,052,387)	$(1,635,230)

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013 and 2012

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(907,757)	$(1,142,743)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,160	48,585
Interest expense	2,500	-
Loss on extinguishment of debt	166,928	-
Amortization of beneficial conversion	285,780	537,592
Amortization of debt discount	1,710	-
Derivative revaluation	(116)	-
Derivative liability	13,564	-
Stock compensation expense	-	385,796
Stock issued for services - non-cash	25,000	102,000
Gain on adjustment of Loss Contingency	-	(325,000)
Income from forgiven accounts payable	(10,297)	-
Income from forgiven accrued interest	(854)	-
Changes in operating assets and liabilities:
Increase in prepaid expense	-	-
Increase (decrease) in deposit	-	-
Increase (decrease) in accounts payable	2,640	(172,201)
Decrease in Loss Contingency	-	(75,000)
Increase (decrease) in accrued interest	10,139	-
Increase (decrease) in accrued expense	(8,209)	(16,740)

NET CASH USED IN OPERATING ACTIVITIES	(415,812)	(657,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(700)
Decrease in liability to issue shares	-	(25,000)
Loan repayments		(17,735)
Proceeds from borrowing	40,000	446,056
Proceeds of advances from shareholders	351,290	280,482
Proceeds from sale of common stock	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	391,290	683,103

NET CHANGE IN CASH	(24,522)	25,392

Cash at beginning of period	25,392	-

Cash at end of period	$870	$25,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses to common stock	$13,619	$-
Conversion of notes to common stock	$186,569	$514,400
Conversion of accrued expenses to preferred stock	$52,713	$-
Conversion of notes to preferred stock	$547,287	$-

The accompanying notes are an integral part of these financial statements.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Note 1.   Background Information

Organization and Business

Websafety, Inc. was originally incorporated as Promotions on Wheels Holdings, Inc.in July 2006 and was a development stage company with planned operations to offer live promotions and marketing events using custom-built mobile displays.

In 2008, we entered into a License Agreement with WQN, Inc. that provided us exclusive rights for 12 months to market and sell their software products to various national retail chains and  that also provided us with a nonexclusive right to market and sell worldwide.  In 2009 we acquired Websafety Technology from WQN, Inc. in exchange for 1,350,000 post-split shares of our common stock and totaling $2,700,000.

Presently we are focused on worldwide marketing, selling, and distributing Internet software applications for cellphones.  These Websafety and Cellsafety products help protect children from suspicious online behavior and cyberbullying.

The Company is currently revising and updating its software applications and intends to re-launch it during 2014.

Note 2.  Significant Accounting Policies

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $870 and $25,392 at December 31, 2013 and 2012, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Commitments and Contingencies

The Company follows ASC 440, Commitments and ASC 450, Loss Contingencies, to report accounting for commitments and contingencies.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at December 31, 2013 and 2012.

Convertible Notes Payable

The Company evaluated the terms of their outstanding notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that a portion of their outstanding debt had underlying common stock not indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For all other remaining outstanding debt, the Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.

The Company recognized beneficial conversion features in the amounts of $230,089 and $562,125 for the periods ended December 31, 2013 and 2012, respectively. The beneficial conversion features were recognized as increases in additional paid-in capital and discounts to the Convertible Notes Payable. The discount to the Convertible Notes Payable was amortized to interest expense over the life of the note.

Earnings per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the years ended December 31, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

The Company does not have any potentially dilutive instruments as of December 31, 2013 and, thus, anti-dilution issues are not applicable.

At December 31, 2013, there were 1,990,000 stock options outstanding.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Level 1.  Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2.  Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3.  Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Property & Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the years ended December 31, 2013 and 2012 was $3,160 and $3,155, respectively.

The Company follows ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Intangible property assets are stated at their fair value acquisition cost. Costs are expensed prior to technological feasibility and capitalized thereafter until available for general release to the public. After the software is brought to market, the costs of maintenance and customer support will be charged to expense when related revenue is recognized or when the costs are incurred.   Amortization of intellectual property assets is calculated by the straight line method over their remaining estimated economic lives and starts when the software is available for general release to customers.  Amortization is expensed to cost of sales. Historical costs are reviewed and evaluated for their net realizable value of the assets.  Amortization expense for the years ended December 31, 2013 and 2012 was $0 and $45,430.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending December 31 2013 and 2012 were comprised of convertible notes payable (see Note 6) and related part debt converted to equity (see Note 10).

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Stock Based Compensation

ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity - based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Research and Development

Research and development expenses include expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software product, is generally shortly before the products is released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated life of the product.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $14,052,387 from the period of July 3, 2006 (Inception) through December 31, 2013 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.

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

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Note 4.  Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets.  Equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3-7 years). All equipment with an acquisition value greater than $500 and a useful life of over one year is capitalized.

Property and equipment consist of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Property and Equipment
Equipment	$16,689	$16,689
Less accumulated depreciation and amortization	(13,554)	(10,394)
Total property and equipment	$3,135	$6,295

Depreciation expense for the years ended December 31, 2013 and 2012 totaled $3,160 and $3,155 respectively.

Note 5.  Accrued expenses

Accrued expenses consisted of professional fees, primarily of legal fees due to a related party and audit and review fees.

Note 6.  Convertible Notes Payable - Shareholders

Unless otherwise stated, all convertible notes payable-shareholders are due on demand and bear interest at a rate of 5%.  Unless otherwise stated, holders have the right to convert at any time all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share.  The holder of all but one of the convertible notes is Rowland W Day II, a related party.  See Note 10.

The Company’s convertible promissory notes payable to shareholders consisted of the following:

	December 31, 2013		December 31, 2012
December 31, 2013; $99,092	$99,092	$	---
December 31, 2013; $60,250	60,250		---
September 30, 2013; $17,372	16,994		---
September 30, 2013; $53,375	53,375		---
June 30, 2013; $37,440	37,440		---
June 30, 2013; $54,000	54,000		---
March 31, 2013; $20,813	20,813		---
March 31, 2013; $9,398	---		---
December 31, 2012; $3,771	---		3, 771
December 31, 2012; $9,237	9,237		9,237
September 30, 2012; $57,437	45,437		45,437
September 30, 2012; $16,132	---		16,132
June 30, 2012; $18,063	---		18,063
June 30, 2012; $83,125	83,125		83,125
April 1, 2012; $30,000. Convertible at $0.005 per share.	30,000		30,000
March 31, 2012; $62,250	62,250		62,250
March 31, 2012; $12,467	---		12,467
December 31, 2011; $7,250	---		7,250
December 31, 2011; $15,952	15,952		15,952
October 4, 2011; $516,134	115,330		366,134
October 4, 2011; $229,401	---		229,400
	$703,295		$899,218

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

During the years ended December 31, 2013 and 2012, a total of $547,287 and $173,373, respectively, was converted. During the years ended December 31, 2013 and 2012, $0 and $12,000, respectively, was repaid in cash.

In June 2012, the Company authorized a change in conversion of Rowland Day’s notes from $.005 to $0.0075.  That authorization should have been for $0.00075.  Effective September 1, 2013, the conversion rate of the notes was modified from $0.005 to $0.00075.  The Company evaluated the application of ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the notes described above

The debt transaction is considered an extinguishment since the fair value of the embedded conversion option changed by more than 10% of the carrying amount of the original debt instrument(s) immediately before the modification or exchange.  This change resulted in an additional beneficial conversion of the debt which is recorded as a loss on extinguishment of debt and totaled $166,928.

Note 7. Notes Payable

Unless otherwise stated all notes payable are convertible, due on demand and bear interest at a rate of 8%.  Unless otherwise stated, all or any unpaid principal and interest are convertible into shares of the Company’s common stock at a price equal to $0.005 per share.

The Company’s convertible promissory notes payable consisted of the following at:

	December 31, 2013		December 31, 2012

October 22, 2013; $42,500. Due July 24, 2014; Interest rate 8%. Convertible at a price equal to 58% of the market price.	$42,500	$	---
October 1, 2012; $8,769	---		8,769
September 19, 2012; $63,000. Due June 21, 2013; Interest rate 8%. Convertible at a price equal to 58% of the market price.	---		63,000
July 5, 2012; $63,000. Due April 10, 2013; Interest rate 8%. Convertible at a price equal to 61% of the market price.	---		63,000
June 6, 2012; $18,800	---		18,800
April 9, 2012; $63,054. Due August 31, 2012	63,054		63,054
February 27, 2012; $13,000	---		13,000
February 24, 2012; $20,000	---		20,000
July 23, 2010; $11,228. Interest rate of 5%. Not convertible.	11,228		11,228
Unamortized discount on notes payable	(11,854)		(50,919)
	$104,928		$209,932

During the year ended December 31, 2013 and 2012, a total of $186,569 and $345,761, respectively was converted. During the years ended December 31, 2013 and 2012 no amounts were repaid in cash.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with some of the notes payable and all the shareholders’ notes.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the years ended December 31, 2013 and 2012, amortization of the beneficial conversion feature was $285,780 and $537,592, respectively. As of December 31, 2013, the total unamortized discount on notes was $11,854.

Note 8.  Derivative Liability

The Company issued convertible notes payable that provide for the issuance of common stock with variable conversion provisions. The conversion terms of the convertible note are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable was not a fixed number, pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option was recorded as derivative liabilities on the issuance date.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date. The Company recorded current derivative liabilities of $13,448 and $0 at December 31, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities resulted in a gain of $116 and $0 for the twelve months ended December 31, 2013 and 2012, respectively, which has been reported as other income (expense) in the statements of operations.

The fair value of the conversion provision was determined using Level III inputs through the Black-Scholes Option pricing model with the following inputs:

Stock Price	$0.0016 - 0.0018
Exercise Price	$0.016 - 0.002
Term	6 months
Risk-Free Rate	0.13%
Dividend Yield	0%
Volatility	119.7 - 125.3%

Note 9.  Equity

Preferred Shares

The authorized preferred stock of the Company consists of 50,000,000 shares with a par value of $0.001.

Series A

There were 2,063,335 shares of Preferred Stock, Series A issued and outstanding at December 31, 2013 and 2012.

Conversion rights - The holders of the Series A Preferred Stock have the right to convert any or all of their Series A Preferred Stock, at the option of the holder, at any time, into common stock on a one for 1.25 basis.

Series B

There were 1,000 and 0 shares of Redeemable Preferred Stock, Series B issued and outstanding at December 31, 2013 and 2012.

Voting rights - The Series B Preferred Stock is entitled to 5 times that number of votes multiplied by the number of shares of common stock into which the Series B Preferred Stock are convertible.

Dividend rights - The Series B Preferred Stock shall not pay dividend.

Conversion rights - The holders of the Series B Preferred Stock have the right to convert any or all of their Series B Preferred Stock, at the option of the holder, at any time, into common stock on a one for 909,090,909 basis.

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

On June 28, 2013, the Company issued 1,000 shares, to a related party, at $600 per share and totaling $600,000.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Common Shares

In January 2014, the Company completed a 1-for-20 reverse stock split of our common stock, effective as of January 6, 2014.  As a result of the reverse stock split, every 20 shares of issued and outstanding common stock have been converted into one share of the Company’s common stock. The following gives retroactive effect to the reverse split.

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.001.  There were 31,931,665 and 16,395,315 shares of common stock issued and outstanding at December 31, 2013 and at December 31, 2012, respectively.

On December 31, 2013, 150,000 shares were issued at $0.0029 per share and totaling $8,579, in exchange for satisfaction of accounts payable.

On July 3, 2013, the Company issued 250,000 shares, at $0.001 per share and totaling $5,000, to a director in exchange for services rendered and another 1,000,000, also at $0.001 and totaling $20,000 per share to a consultant in exchange for administrative services rendered.

On June 30, 2013 the Company issued 3,174,600 shares at $0.0023 per share and totaling $60,568 in settlement of convertible notes payable.

On June 12, 2013 the Company issued a total of 485,000 shares at $0.0006 per share and totaling $5,820 in settlement of convertible notes payable.

On May 24, 2013 the Company issued a total of 2,222,223 shares at $0.0005 per share and totaling $24,000 in settlement of convertible notes payable.

On May 9, 2013 the Company issued a total of 1,698,276 shares at $0.0008 per share and totaling $19,700 in settlement of convertible notes payable.

On April 22 and 24, 2013 the Company issued a total of 2,715,094 shares at $0.0005 per share and totaling $27,820 in settlement of convertible notes payable.

On April 12, 2013 the Company issued a total of 954,545 shares at $0.0006 per share and totaling $10,500 in settlement of convertible notes payable.

In March 2013, the Company issued a total of 1,627,119 shares at $0.0006 per share and totaling $19,200 in settlement of convertible notes payable.

On February 20, 2013, the Company issued 759,493 shares at $0.0008 per share and totaling $12,000 in settlement of convertible notes payable.

On January 14, 2013, 500,000 shares were issued at $0.0012 per share and totaling $12,000 in settlement of convertible notes payable.

Note 10.  Related Party Transactions

Consulting, Legal, and Administrative Services

These services consist of management oversight of the operations of the Company; research and development of the products, review of financial operations, capital raising and meetings with investors, potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

In the aggregate, during the year ended December 31, 2013, the Company owed to related parties as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$618,861	$54,433	$16,454	$689,748
Fowler	---	30,000	---	30,000
	$618,861	$84,433	$16,454	$719,748

Rowland W. Day II is our CEO, CFO and Chairman of the Board, as well as, a principal owner of the company.

Convertible Notes Payable

See Note 7 for the components of the convertible notes payable at December 31, 2013 and 2012.

Equity - Preferred

On June 28, 2013, the Company issued 1,000 shares, to a related party, at $600 per share and totaling $600,000.

Equity - Common

On July 3, 2013, the Company issued 250,000 common shares, at $0.001 per share and totaling $5,000, to a director in exchange for services rendered. The director is also the sister of the company’s sole officer.

Note 11. Share-based Compensation

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

In September 2009, 700,000 stock options with an exercise prices ranging from of $0.10 to $0.35 were granted to officers of the Company which vest as follows: 20% at the conclusion of each 12 month period from the 5 year term.  These options carry a grant expiration date of 5 years after issuance.  In January 2010, 1,400,000 stock options with exercise prices of $0.025 were granted to an officer and a board member of the Company, which vest monthly over a 36 month term.  These options carry a grant expiration date of 3 years after issuance.  In February 2011, 2,000,000 stock options with exercise price of $.10 were granted to an officer of the Company, which vest monthly over a 12 month term.  These options carry a grant expiration date of 1 year after issuance.  In February 2011, 330,000 stock options with exercise price of $0.10 were granted to employees of the Company, which vest monthly over a 48 month term.  These options carry a grant expiration date of 4 years after issuance.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, the Company recorded compensation costs for options and shares granted under the plan amounting to $25,000 and $487,796, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

	Number	Weighted
	of Shares	Average	Weighted
	Remaining	Intrinsic	Average	Aggregate
Subject to Exercise	Options	Price	Life (Years)	Value
Outstanding as of January 1, 2012	3,990,000	$.08	3.04	1,920,364
Granted - 2012		$
Forfeited - 2012	(2,000,000)	$
Exercised - 2012	--	$--	--	--
Outstanding as of January 1, 2013	1,990,000	$--	--	--
Forfeited - 2013	--	$
Exercised - 2013	--	$--	--	--
Outstanding as of December 31, 2013	1,990,000	$--	3.04	--

There are no unvested stock options.

Note 12. Legal Proceedings

On August 28, 2012, Keith Miller, a part time employee of the Company at the time of his departure sued the Company and its officers and directors for fraud.  Mr. Miller was previously the Interim Chief Technology Officer of the Company.  Mr. Miller alleged that he was induced to work by promises made by the Company’s representatives and he was not paid for his services.  The Company paid $4,500 in July 2013 in settlement.

Note 13. Income Taxes

Deferred tax assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $14,052,387 that begin expiring in 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,777,812 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $4,777,812.

WEBSAFETY, INC. NOTES TO THE FINANCIAL STATEMENTS December 31, 2013 and 2012

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased $308,638 over the twelve month period ending December 31, 2012.

Components of deferred tax assets at December 31, 2012 and 2011 are as follows:

		December 31, 2013	December 31, 2012
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL carry-forwards		$4,777,812	4,469,174
Less valuation allowance		(4,777,812)	(4,469,174)
Deferred tax assets, net of valuation allowance	$	---	---

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

December 31, 2013

Federal statutory income tax rate	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%
Effective income tax rate	0.0%

Note 14. Patent

On February 19, 2013, the Company received Patent No: US8, 380,176, B2 which covers a method to inhibit the use of multifunction portable communications in moving vehicles.  Costs to file the patent were expensed as incurred. The patent does not have an assigned monetary value and it is not reflected in the Company’s financial statements.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.  Based on our evaluation the following event(s) have occurred requiring adjustment or disclosure:

In January 2014, the Company completed a 1-for-20 reverse stock split of our common stock, effective as of January 6, 2014.  As a result of the reverse stock split, every 20 shares of issued and outstanding common stock has been converted into one share of the company’s common stock.  Fractional shares resulting from the reverse split have been rounded up to the nearest whole share.  The common stock split was effective with FINRA and in the marketplace on January 6, 2014.  After completion of the reverse stock split, the Company amended its Articles of Incorporation and increased its authorized common shares to 1,500,000,000.

The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse split for all periods presented.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were ineffective at December 31, 2013, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting.  Additionally, we failed to properly record the effects of an unusual transaction related to stock options when the Company suspended operations in 2011.  We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2013. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

Name	Age	Position	Start of Term
Rowland W. Day II	58	CEO, CFO and Chairman of the Board	February 25, 2008

Jaimie Day	56	Director	March 15, 2012

Melinda Day	54	Director	March 15, 2012

Rowland W. Day II, 58 years of age, Chief Executive Office, Chief Financial Officer and Chairman of the Board.

Mr. Day is a business corporate lawyer and has practiced law since 1983.  Mr. Day is currently a director of RE3W WorldWide, Inc. and Restaurants on the Run.

Jaimie D. Day, 56 years of age, Director.

Mrs. Day has been an interior designer for over 30 years and is a homemaker.  She is the wife of Rowland W. Day II, the Company’s CEO and Director.

Melinda Day, 54 years of age, Director.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our Chief Executive Officer/Chief Financial Officer are paid on an as-billed basis at the rate of $250 per hour for time expended on behalf of the Company.  A convertible promissory note is issued at the end of each quarter for the amount of services expended on behalf of the Company.  No compensation of cash or equity has been paid or granted for the services of our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities ownership of our directors, named executive officers, and any person or group who is known to us to be the beneficial owner of more than five percent of our voting stock as of April 4, 2013:

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Natureof Beneficial Owner(1)	Percent of class
Common Stock	Rowland W. Day II(1)	2,000,000	6.26%
	Jaimie Day(1)	-0-
	Melinda Day(1)	250,000-	.7
Common Stock	All directors and executive officers as a group (3 persons)	2,250,000	6.33%

1  Applicable percentage ownership is based on 31,931,665 shares of total voting stock outstanding at April 4, 2014.  The number of shares of voting stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of voting stock as to which a person has sole or shared voting or investment power and any shares of voting stock which the person has the right to acquire within sixty days through the exercise of any option, warrant or right.  All addresses for Mr. and Mrs. Day and Ms. Day are c/o 1 Hampshire Court, Newport Beach, CA 92660.

2  Applicable percentage ownership is based on 1,000 shares of Series B Convertible Preferred stock outstanding at April 4, 2014.  Each share of Series B Convertible Preferred stock is convertible into 909,090,909 shares of common stock.  The Series B Convertible Preferred stock has 5 times the number of votes that is equal to the number of shares of Common stock into which such holders’ shares of Series B Convertible Preferred stock are convertible.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the aggregate, during the year ended December 31, 2013, the Company owed to related parties as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$618,861	$54,433	$16,454	$698,748
Bryan Fowler		$30,000		$30,000
	$618,861	$84,433	$16,454	$719,748

Rowland W. Day II is our CEO, CFO and Chairman of the Board.

Series B Preferred Stock	Rowland W. Day II and Jaimie D. Day	1,000 shares	100%

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

On December 31, 2013, the Company entered into a convertible promissory note in the amount of $99,092 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share.

On December 31, 2013, the Company entered into a convertible promissory note in the amount of $60,250 including interest of 5% due to Rowland W. Day II on demand.  The convertible promissory note provides the holder the right to convert at any time, all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.00075 per share.

Effective September 1, 2013, the conversion rate of Rowland Day’s notes were modified from $0.005 to $0.00075.  On June 30, 2012, the Company had authorized the change in the conversion rate to $0.0075 in error. The debt transaction is considered an extinguishment since the fair value of the embedded conversion option changed by more than 10% of the carrying amount of the original debt instrument immediately before the modification or exchange.  This change resulted in additional beneficial conversion feature of the debt which is reported as a loss on extinguishment of debt of $166,928.

Each loan above has a right to convert to common stock.  During the nine months ended September 30, 2013, $547,287 of above mentioned notes were converted into shares of redeemable preferred stock. See Note 9 for redeemable preferred stock classification.

The services that were provided are outlined below.

Consulting, Legal and Administrative Services-These services consist of management oversight of the operations of the Company; review of financial operations, capital raising and meetings with investors and potential investors, preparation of the Company’s SEC reports and documents for the Company’s operations.

Director Independence

It is our position that Mr. Day and Mrs. Day are not independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012.

Audit Fees:	Fiscal Year 2013	Fiscal Year 2012
EFP Rotenberg LLP	$14,250	$17,000
Audit Related Fees: EFP Rotenberg LLP(1)	$9,146	$13,500
Audit Related Fees DHW CPA. PLLC	$4,000

(1)Review and assistance with comment letters and Company responses.

Tax Fees

There were no fees paid in either 2013 or 2012 for tax related matters.

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

WEBSAFETY, INC.

Date: April 15 2014	By:	/s/ Rowland W. Day II
Rowland W. Day II,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Rowland W. Day II	Chief Executive Officer	April 15, 2014
Rowland W. Day II

/s/ Jaimie Day	Director	April 15, 2014
Jamie Day

/s/ Melinda Day	Director	April 15, 2014
Melinda Day