Form 10-Q
period 2014-03-31
WebSafety, Inc.
filed 2014-05-20
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2014:

Class	Outstanding shares as of May 1, 2014
Common Stock, $0.001 par value	31,931,665

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

CONDENSED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(unaudited)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$780	$870

Total Current Assets	780	870

PROPERTY AND EQUIPMENT
Computer software & equipment and furniture, net	2,604	3,135

Total Property and equipment	2,604	3,135

Total Assets	3,384	4,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	179,913	168,438
Accrued interest	29,357	20,219
Accrued expenses	10,242	28,907
Due to shareholders	1,001,833	703,295
Loans payable, net of discount	110,057	104,928
Derivative liability	8,597	13,448

Total Current Liabilities	1,339,999	1,039,235

REDEEMABLE PREFERRED STOCK
Redeemable convertible preferred stock, $0.001 par value, Series B: 1,000 and 0 shares issued and outstanding, respectively	600,000	600,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized, 2,063,335 and 2,063,335 shares issued and outstanding, respectively	2,063	2,063

Common stock at $0.001 par value: 700,000,000 shares authorized, 31,931,665 and 31,931,665 shares issued and outstanding, respectively	31,933	31,933

Common stock payable	92,500	---
Additional paid-in capital	12,384,624	12,383,161
Deficit accumulated	(14,447,735)	(14,052,387)

Total Stockholders’ Deficit	(1,936,615)	(1,635,230)

Total Liabilities and Stockholders’ Deficit	$3,384	$4,005

See notes to the unaudited condensed financial statements

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2014	March 31, 2013

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES:
General and administrative expenses	180,937	44,295
Research and development	203,000	-
Depreciation and amortization expense	531	790

Total operating expenses	384,468	45,085

LOSS FROM OPERATIONS	(384,468)	(45,085)

OTHER INCOME (EXPENSES)
Change in derivative	4,851	---
Amortization of beneficial conversion	(1,463)	(37,334)
Interest expense	(14,268)	(12,813)

Total other income (expenses)	(10,880)	(50,147)

LOSS BEFORE INCOME TAX PROVISION	(395,348)	(95,232)

INCOME TAX PROVISION	-	-

NET LOSS	$(395,348)	$(95,232)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.012)	$(0.005)

Weighted common shares outstanding
- basic and diluted	31,931,665	17,517,261

See notes to the unaudited condensed financial statements

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months		For the three months
	ended		ended
	March 31, 2014		March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(395,348)	$(95,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		531	790
Amortization of beneficial conversion		1,463	37,334
Amortization of debt discount		5,129	---
Stock compensation expense		92,500	---

Changes in operating assets and liabilities:
Change in derivative		(4,851)	---
Increase (decrease) in accounts payable		11,475	(9,888)
Increase (decrease) in accrued expense		(9,527)	12,814

NET CASH USED IN OPERATING ACTIVITIES		(298,628)	(54,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans		---	---
Decrease in liability to issue shares		---	---
Proceeds from borrowing		---	---
Net proceeds of advances from shareholders		298,538	30,211

NET CASH PROVIDED BY FINANCING ACTIVITIES		298,538	30,211

NET CHANGE IN CASH		(90)	(23,971)

Cash at beginning of period		870	25,392

Cash at end of period		$780	$1,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$	---	$ ---
Income tax paid	$	---	$ ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability to issue shares	$	---	$8,769
Conversion of notes to common stock	$	---	$43,200

See notes to the unaudited condensed financial statements

WEBSAFETY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Presently we are focused on marketing, selling, and distributing mobile software applications for cellphones.  These Websafety and Cellsafety products help protect children from suspicious online behavior and cyberbullying.

The Company is currently revising and updating its mobile applications and intends to re-launch during 2014.

Note 2.  Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in 10K for the fiscal year ended December 31, 2013.

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $780 and $870 at March 31, 2014 and December 31, 2013, respectively.

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at March 31, 2014 or 2013.

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

The Company recognized beneficial conversion features in the amounts of $1,463 and $-0- for the periods ended March 31, 2014 and 2013, respectively. The beneficial conversion features were recognized as increases in additional paid-in capital and discounts to the Convertible Notes Payable. The discount to the Convertible Notes Payable was amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the notes described above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

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

For the three months ended March 31, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

At March 31, 2014, there were 1,815,000 stock options outstanding.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the years ended March 31, 2014 and 2013 was $531 and $790, respectively.

The Company follows ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Intangible property assets are stated at their fair value acquisition cost. Costs are expensed prior to technological feasibility and capitalized thereafter until available for general release to the public. After the software is brought to market, the costs of maintenance and customer support will be charged to expense when related revenue is recognized or when the costs are incurred.   Amortization of intellectual property assets is calculated by the straight line method over their remaining estimated economic lives and starts when the software is available for general release to customers.  Amortization is expensed to cost of sales. Historical costs are reviewed and evaluated for their net realizable value of the assets.  Amortization expense for the three months ended March 31, 2014 and 2013 was $0 and $0.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the period were comprised of convertible notes payable (see Note 6) and related party debt converted to equity (see Note 10).

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

Share-based expense for the three months ended March 31, 2014 and 2013 was $92,500 and $0, respectively.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $14,447,735 from the period of July 3, 2006 (Inception) through March 31, 2014 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.

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

Property and equipment consist of the following at:

	March 31, 2014	December 31, 2013
Property and Equipment
Equipment	$16,689	$16,689
Less accumulated depreciation and amortization	(14,085)	(13,554)
Total property and equipment	$2,604	$3,135

Depreciation expense for the three months ended March 31, 2014 and 2013 totaled $531 and $790 respectively.

Note 5.  Accrued expenses

Accrued expenses consisted of professional fees, primarily of legal fees due to a related party and audit and review fees.

Note 6.  Convertible Notes Payable - Shareholders

Unless otherwise stated, all convertible notes payable-shareholders are due on demand and bear interest at a rate of 5%.  Unless otherwise stated, holders have the right to convert at any time all or any unpaid principal and interest into shares of the Company’s common stock at a price equal to $0.01 per share.  The holder of all but one of the convertible notes is Roland W Day, a related party.  See Note 10.

The Company’s convertible promissory notes payable to shareholders consisted of the following:

	March 31, 2014		December 31, 2013

March 31, 2014	$221,663	$	---
March 31, 2014	76,875		---
December 31, 2013; $99,092	99,092		99,092
December 31, 2013; $60,250	60,250		60,250
September 30, 2013; $17,372	16,994		16,994
September 30, 2013; $53,375	53,375		53,375
June 30, 2013; $37,440	37,440		37,440
June 30, 2013; $54,000	54,000		54,000
March 31, 2013; $20,813	20,813		20,813
December 31, 2012; $9,237	9,237		9,237
September 30, 2012; $57,437	45,437		45,437
June 30, 2012; $83,125	83,125		83,125
April 1, 2012; $30,000. Convertible at $0.005 per share.	30,000		30,000
March 31, 2012; $62,250	62,250		62,250
December 31, 2011; $15,952	15,952		15,952
October 4, 2011; $516,134	115,330		115,330
	$1,001,833		$703,295

During the three months ended March 31, 2014 and 2013, a total of $0 and $0, respectively, was converted. During the three months ended March 31, 2014 and 2013, $0 and $0, respectively, was repaid in cash.

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

In January 2014, the Company authorized a change in conversion of Rowland Day’s notes from $0.00075 to $0.01.  No additional beneficial conversion was required.

Note 7. Notes Payable

Unless otherwise stated all notes payable are convertible, due on demand and bear interest at a rate of 8%.  Unless otherwise stated, all or any unpaid principal and interest are convertible into shares of the Company’s common stock at a price equal to $0.005 per share.

The Company’s convertible promissory notes payable consisted of the following at:

	March 31, 2014	December 31, 2013

October 22, 2013; $42,500	$42,500	$42,500
April 9, 2012; $63,054.	63,054	63,054
July 23, 2010; $11,228. Interest rate of 5%. Not convertible.	11,228	11,228
Unamortized discount on notes payable	(6,725)	(11,854)
	$110,057	$104,928

During the three months ended March 31, 2014 and 2013, a total of $0 and $43,200, respectively was converted. During the three months ended March 31, 2014 and 2013, no amounts were repaid in cash.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with some of the notes payable and all the shareholders’ notes.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the three months ended March 31, 2014 and 2013, amortization of the beneficial conversion feature was $1,463 and $37,335, respectively. As of March 31, 2014, the total unamortized discount on notes was $6,725.

Note 8.  Derivative Liability

The Company issued convertible notes payable that provide for the issuance of common stock with variable conversion provisions. The conversion terms of the convertible note are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and as result pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option was recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date. The Company recorded current derivative liabilities of $8,597 and $13,448 at March 31, 2014 and December 31, 2013, respectively.

The fair value of the conversion provision was determined using Level III inputs through the Black-Scholes Option pricing model with the following inputs:

Stock Price	$0.0149
Exercise Price	$0.016
Term	3 months
Risk-Free Rate	0.13%
Dividend Yield	0%
Volatility	134.1%

Note 9.  Equity

Preferred Shares

The authorized preferred stock of the Company consists of 50,000,000 shares with a par value of $0.001.

Series A

There were 2,063,335 shares of Preferred Stock, Series A issued and outstanding at March 31, 2014 and December 31, 2013.

Conversion rights - The holders of the Series A Preferred Stock have the right to convert any or all of their Series A Preferred Stock, at the option of the holder, at any time, into common stock on a one for 1.25 basis.

Series B

There were 1,000 and 0 shares of Redeemable Preferred Stock, Series B issued and outstanding at March 31, 2014 and December 31, 2013.

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

Common Shares

In January 2014, the Company completed a 1-for-20 reverse stock split of our common stock, effective as of January 16, 2014.  As a result of the reverse stock split, every 20 shares of issued and outstanding common stock have been converted into one share of the Company’s common stock. The following gives retroactive effect to the reverse split.

The authorized common stock of the Company consists of 150,000,000 shares with a par value of $0.001.  There were 31,931,665 and 19,281,927 shares of common stock issued and outstanding at March 31, 2014 and 2013, respectively.

During the period ended March 31, 2014, the Company authorized the issuance of 7,500,000 common shares to its CEO as compensation for services provided to the Company.  As of March 31, 2014, the Company had not yet issued the shares and has recorded $92,500 as common stock payable.

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

On June 30, 2013 the Company issued 3,174,600 shares at $0.0023 per share and totaling $148,409 in settlement of convertible notes payable.

On June 12, 2013 the Company issued a total of 485,000 shares at $0.0006 per share and totaling $5,700 in settlement of convertible notes payable.

On May 24, 2013 the Company issued a total of 2,222,223 shares at $0.0005 per share and totaling $24,000 in settlement of convertible notes payable.

On May 9, 2013 the Company issued a total of 1,698,276 shares at $0.0008 per share and totaling $27,500 in settlement of convertible notes payable.

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

In the aggregate, for the three months ended March 31, 2014, the Company owed to related parties as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$917,400	$54,433	$24,755	$996,588
Consultant	--	30,000	--	30,000
	$917,400	$84,433	$24,755	$1,026,588

Rowland W. Day II is our CEO, CFO and Chairman of the Board, as well as, a principal owner of the company.

Convertible Notes Payable

See Note 7 for the components of the convertible notes payable at March 31, 2014.

Equity - Preferred

On June 28, 2013, the Company issued 1,000 shares, to a related party, at $600 per share and totaling $600,000.

Equity - Common

On July 3, 2013, the Company issued 250,000 common shares, at $0.001 per share and totaling $5,000, to a director in exchange for services rendered. The director is also the sister of the company’s sole officer.

During the period ended March 31, 2014, the Company authorized the issuance of 7,500,000 common shares to its CEO as compensation for services provided to the Company.  The shares were valued at fair value on the date of grant as follows:

	Common Shares Issued	Fair Value on Date of Grant	Price per Share
January 31, 2014	2,500,000	$25,000	$0.01
February 28, 2014	2,500,000	$30,250	$0.0121
March 31, 2014	2,500,000	$37,250	$0.0149
	7,500,000	$92,500

As of March 31, 2014, the Company had not yet issued the shares and has recorded $92,500 as common stock payable.

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

Effective January 1, 2014, the Company’s Board of Directors granted the issuance of 2,500,000 common shares at the end of each calendar month to its CEO for services to the Company.   The shares issued each month vest immediately upon issuance and the Company records the transaction at the fair value on the date of grant.

For the period ended March 31, 2014 and for the years ended December 31, 2013 and 2012, the Company recorded compensation costs for options and shares granted under the plan amounting to $92,500, $0 and $0, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

Subject to Exercise	Number of Shares Remaining Options	Weighted Average Intrinsic Price		Weighted Average Life (Years)	Aggregate Value
Outstanding as of January 1, 2013	1,990,000		$--	3.04	--
Forfeited - 2013	--	$
Exercised - 2013	--		$--	--	--
Outstanding as of December 31, 2013	1,990,000		$--	3.04	--
Granted - 2014	--		$--	--	--
Forfeited - 2014	(175,000)
Outstanding as of March 31, 2014	1,815,000		$--	3.04	--

There are no unvested stock options.

Note 12. Patent.

On February 19, 2013, the Company received Patent No: US8, 380,176, B2 which covers a method to inhibit the use of multifunction portable communications in moving vehicles.  Costs to file the patent were expensed as incurred. The patent does not have an assigned monetary value and it is not reflected in the Company’s financial statements.

Note 13. Subsequent Events.

Management has evaluated subsequent events through the date the financial statements were issued.  Based on our evaluation, no events have occurred requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the three and three months ended March 31, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

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

Since our inception on July 3, 2006 through the end of the March 31, 2014, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.   We suspended our operations in August of 2011 due to lack of working capital and have continued our product development and intend to launch our mobile software products during the second half of 2014.

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

Results of Operations

Revenue

Revenues for the three month periods ended March 31, 2014 and 2013 totaled $0 and $0 respectively. Management attributes the lack of revenue to the revisions that are being made to the software application, the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains unknown at March 31, 2014.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three months ended March 31, 2014 we sustained a net operating loss of $395,348 compared to a net operating loss of $95,232 for the three months ended March 31, 2013.  The overall net operating loss was mainly due to an increase in research and development, stock compensation and legal fees.

Financial Condition

Cash at March 31, 2014 was $780 and working capital (the excess of current assets over current liabilities) was a negative $1,339,219 compared with a negative $1,038,365 at December 31, 2013. The increase in negative working capital was primarily attributable to an increase in current liabilities.

Total current liabilities increased to $1,339,999 at March 31, 2014 from $1,039,235 at December 31, 2013.  The increase was principally due to an increase in loans payable and increase in amount due to shareholders primarily from conversions to stock.

Stockholders’ equity was $(1,936,615) at March 31, 2014 compared to $(1,635,230) December 31, 2013.  The decrease in deficit was due to, the issuances of shares for conversion of debt offset by our current period loss.

Liquidity

For the three months ended March 31, 2014, the Company had not raised any new equity. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

To support planned operations through 2014 and beyond, additional capital will be required.  Management believes that $500,000 will be required through the end of 2014.  In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $14,447,735 from the period of July 3, 2006 (Inception) through March 31, 2014 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At March 31, 2014, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of March 31, 2014. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of March 31, 2014, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to our sole officer with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended March 31, 2014.  At this time, management has decided that considering the sole officer involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

THE COMPANY’S RELIANCE ON THE CAPABILITIES OF THE SOFTWARE PRODUCTS

The Company is heavily dependent upon the capabilities of the software products. The failure of the software to accomplish the objectives as represented will damper, if not destroy, the Company’s marketing.

COMPANY’S RELIANCE UPON ITS SOLE EXECUTIVE OFFICER

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

OUR RECURRING OPERATING LOSSES HAVE RAISED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2013 and December 31, 2012 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

APPROXIMATELY 88% OF OUR VOTING SECURITIES IS CONTROLLED BY A SINGLE STOCKHOLDER WHO HAS THE ABILITY TO SUBSTANTIALLY INFLUENCE THE ELECTION OF DIRECTORS AND THE OUTCOME OF MATTERS SUBMITTED TO STOCKHOLDERS.

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

WEBSAFETY, INC.

Date: May 20, 2014	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer