Form 10-Q
period 2014-06-30
WebSafety, Inc.
filed 2014-08-13
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2014:

Class	Outstanding shares as of August 14, 2014
Common Stock, $0.001 par value	54,349,419

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

WEBSAFETY, INC.

CONDENSED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$3,239	$870
Total Current Assets
PROPERTY AND EQUIPMENT
Computer software & equipment and furniture, net	2,073	3,135

Total Assets	5,312	4,005

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	283,471	168,438
Accrued interest	42,965	20,219
Accrued expenses	4,000	28,907
Due to shareholders	1,033,973	703,295
Loans payable, net of discount	74,282	104,928
Derivative liability	-	13,448
Total Current Liabilities	1,438,691	1,039,235
REDEEMABLE PREFERRED STOCK
Redeemable convertible preferred stock, $0.001 par value, Series B: 1,000 and 0 shares issued and outstanding, respectively	600,000	600,000

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 50,000,000 shares authorized, 2,063,335 and 2,063,335 shares issued and outstanding, respectively	2,063	2,063

Common stock at $0.001 par value: 1,500,000,000 shares authorized, 54,349,419 and 31,931,665 shares issued and outstanding, respectively	54,350	31,933

Common stock payable	390,000	---
Additional paid-in capital	12,506,764	12,383,161
Deficit accumulated	(14,986,556)	(14,052,387)
Total Stockholders' Deficit	(2,033,379)	(1,635,230)

Total Liabilities and Stockholders' Deficit	$5,312	$4,005

The accompanying footnotes are an integral part of these financial statements

WEBSAFETY, INC.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2014 and 2013

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUE	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:
General and administrative expenses	351,973	98,722	532,910	143,017
Research and Development	160,670	-	363,670	-
Depreciation and amortization expense	531	790	1,062	1,580

Total operating expenses	513,174	99,512	897,642	144,597

LOSS FROM OPERATIONS	(513,174)	(99,512)	(897,642)	(144,597)

OTHER INCOME (EXPENSES)

Income from forgiven accrued interest		854		854
Change in Derivative Liability	8,597	-	13,448	-
Amortization of beneficial conversion	(357)	(18,357)	(1,820)	(55,691)
Interest expense	(33,887)	(4,390)	(48,155)	(17,203)

Total other income (expenses)	(25,647)	(21,893)	(36,527)	(72,040)

LOSS BEFORE INCOME TAX PROVISION	(538,821)	(121,405)	(934,169)	(216,637)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(538,821)	$(121,405)	$(934,169)	$(216,637)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.012)	$(0.005)	$(0.024)	$(0.010)

Weighted common shares outstanding
- basic and diluted	44,404,920	24,266,452	38,168,293	20,910,598

The accompanying footnotes are an integral part of these financial statements

WEBSAFETY, INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2014 and 2013

(Unaudited)

	For the six months	For the six months
	Ended	ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934,169)	$(216,637)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,062	1,580
Amortization of Debt Discount	11,854
Amortization of beneficial conversion	1,820	55,691
Stock compensation expense	370,500	-
Income from forgiven accrued interest	-	(854)
Stock issued for services - non-cash	19,500	-
Change in Value of Derivative Liability	(13,448)	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(6,000)
Increase (decrease) in accounts payable	115,033	2,104
Increase (decrease) in accrued expense	(461)	17,203

NET CASH USED IN OPERATING ACTIVITIES	(428,309)	(146,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Common Stock	100,000	-
Net proceeds of advances from shareholders	330,678	121,651

NET CASH PROVIDED BY FINANCING ACTIVITIES	430,678	121,651

NET CHANGE IN CASH	2,369	(25,262)

Cash at beginning of period	870	25,392

Cash at end of period	$3,239	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses to common stock	$1,700	$5,040
Conversion of notes to common stock	$42,500	$134,769
Conversion of accrued expenses to preferred stock	$-	$52,713
Conversion of notes to preferred stock	$-	$547,287

The accompanying footnotes are an integral part of these financial statements.

WEBSAFETY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1.   Background Information

Organization and Business

Websafety, Inc. was originally incorporated as Promotions on Wheels Holdings, Inc.in July 2006 and was a development stage company with planned operations to offer live promotions and marketing events using custom-built mobile displays.

In 2008, we entered into a License Agreement with WQN, Inc. that provided us exclusive rights for 12 months to market and sell their software products to various national retail chains and  that also provided us with a nonexclusive right to market and sell worldwide.  In 2009 we acquired Websafety Technology from WQN, Inc. in exchange for 1,350,000 post-split shares of our common stock which was valued at $2,700,000.

Presently we are focused on marketing, selling, and distributing mobile software applications for cellphones.  These Websafety products help protect children from suspicious online behavior and cyberbullying.

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

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all liquid investments with maturity of three months or less. Cash and cash equivalents were $3,239 and $870 at June 30, 2014 and December 31, 2013, respectively.

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

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at June 30, 2014 or 2013.

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

The Company recognized beneficial conversion features in the amounts of $1,820 and $-0- for the six months ended June 30, 2014 and 2013, respectively. The beneficial conversion features were recognized as increases in additional paid-in capital and discounts to the Convertible Notes Payable. The discount to the Convertible Notes Payable was amortized to interest expense over the life of the note.

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

For the six months ended June 30, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

At June 30, 2014, there were 1,815,000 stock options outstanding.

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

Property & Equipment

Property and equipment are stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.  Expenditures for additions and improvements were capitalized, while repairs and maintenance costs were expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of were removed from the accounts and any gain or loss was recorded in the year of disposal.  Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,062 and $1,580, respectively.

The Company follows ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Intangible property assets are stated at their fair value acquisition cost. Costs are expensed prior to technological feasibility and capitalized thereafter until available for general release to the public. After the software is brought to market, the costs of maintenance and customer support will be charged to expense when related revenue is recognized or when the costs are incurred.   Amortization of intellectual property assets is calculated by the straight line method over their remaining estimated economic lives and starts when the software is available for general release to customers.  Amortization is expensed to cost of sales. Historical costs are reviewed and evaluated for their net realizable value of the assets.  Amortization expense for the six months ended June 30, 2014 and 2013 was $0 and $0.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the period were comprised of convertible notes payable (see Note 6) and related party debt converted to equity (see Note 10).

Stock Based Compensation

ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity - based Payments to Non-Employees.  Measurement of stock-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the stock-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based expense for the six months ended June 30, 2014 and 2013 was $390,000 and $0, respectively.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $14,986,556 from the period of July 3, 2006 (Inception) through June 30, 2014 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.

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

Property and equipment consist of the following at:

	June 30, 2014	December 31, 2013
Property and Equipment
Equipment	$16,689	$16,689
Less accumulated depreciation and amortization	(14,616)	(13,554)
Total property and equipment	$2,073	$3,135

Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $1,062 and $1,580 respectively.

Note 5.  Accrued expenses

Accrued expenses consist of professional fees, primarily audit and review fees.

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

The Company’s convertible promissory notes payable to shareholders consisted of the following:

	June 30, 2014		December 31, 2013

June 30, 2014	$39,094	$	---
March 31, 2014	221,663		---
March 31, 2014	76,875		---
December 31, 2013; $99,092	99,092		99,092
December 31, 2013; $60,250	60,250		60,250
September 30, 2013; $17,372	16,994		16,994
September 30, 2013; $53,375	53,375		53,375
June 30, 2013; $37,440	37,440		37,440
June 30, 2013; $54,000	54,000		54,000
March 31, 2013; $20,813	20,813		20,813
December 31, 2012; $9,237	9,237		9,237
September 30, 2012; $57,437	45,437		45,437
June 30, 2012; $83,125	83,125		83,125
April 1, 2012; $30,000. Convertible at $0.005/share.	30,000		30,000
March 31, 2012; $62,250	62,250		62,250
December 31, 2011; $15,952	15,952		15,952
October 4, 2011; $516,134	108,376		115,330
	$1,033,973		$703,295

During the six months ended June 30, 2014 and 2013, a total of $0 and $547,287, respectively, was converted. During the three months ended June 30, 2014 and 2013, $0 and $0, respectively, was repaid in cash.

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

In April 2014, the Company authorized a change in conversion of Rowland Day’s notes from $0.01 to $0.0075.  The change resulted in an additional beneficial conversion premium on pre-existing notes of $268.

Note 7. Notes Payable

Unless otherwise stated all notes payable are convertible, due on demand and bear interest at a rate of 8%.  Unless otherwise stated, all or any unpaid principal and interest are convertible into shares of the Company’s common stock at a price equal to $0.005 per share.

The Company’s convertible promissory notes payable consisted of the following at:

	June 30, 2014	December 31, 2013

October 22, 2013: $42,500	$-	$42,500
April 9, 2012; $63,054	63,054	63,054
July 23, 2010; $11,228. Interest rate of 5%. Not convertible.	11,228	11,228
Unamortized discount on notes payable	-	(11,854)
	$74,282	$104,928

During the six months ended June 30, 2014 and 2013, a total of $42,500 and $134,769, respectively was converted. During the six months ended June 30, 2014 and 2013, no amounts were repaid in cash.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with some of the notes payable and all the shareholders’ notes.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the life of the note. During the six months ended June 30, 2014 and 2013, amortization of the beneficial conversion feature was $1,820 and $55,691, respectively. Concurrent with the conversion of the note in the amount of $42,500, the associated unamortized discount on notes was $11,854 was charged to expense.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date. The Company recorded current derivative liabilities of $-0- and $13,448 at June 30, 2014 and December 31, 2013, respectively. Concurrent with the conversion of the note in the amount of $42,500, the associated derivative liability adjusted to $-0-.

Note 9.  Equity

Preferred Shares

The authorized preferred stock of the Company consists of 50,000,000 shares with a par value of $0.001.

Series A

There were 2,063,335 shares of Preferred Stock, Series A issued and outstanding at June 30, 2014 and December 31, 2013.

Conversion rights - The holders of the Series A Preferred Stock have the right to convert any or all of their Series A Preferred Stock, at the option of the holder, at any time, into common stock on a one for 1.25 basis.

Series B

There were 1,000 and 0 shares of Redeemable Preferred Stock, Series B issued and outstanding at June 30, 2014 and December 31, 2013.

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

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.001.  There were 54,349,419 and 31,931,665 shares of common stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, the Company authorized the issuance of 30,000,000 common shares to its CEO as compensation for services provided to the Company.  As of June 30, 2014, the Company had not yet issued the shares and has recorded $390,000 as common stock payable.

On April 24, 2014, 13,333,333 shares were issued at $0.0075 per share and totaling $100,000 in exchange for cash.

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

In the aggregate, for the six months ended June 30, 2014, the Company owed to related parties as reflected below.

	Consulting, legal and administrative	Loan	Accrued Interest	Total
Rowland W. Day II	$616,141	$387,832	$36,736	$1,040,709
Consultant	---	30,000	---	30,000
	$616,141	$417,832	$36,736	$1,070,709

Rowland W. Day II is our CEO, CFO and Chairman of the Board, as well as, a principal owner of the company.

Convertible Notes Payable

See Note 6 for the components of the convertible notes payable at June 30, 2014.

Equity - Preferred

On June 28, 2013, the Company issued 1,000 shares, to a related party, at $600 per share and totaling $600,000.

Equity - Common

On July 3, 2013, the Company issued 250,000 common shares, at $0.001 per share and totaling $5,000, to a director in exchange for services rendered. The director is also the sister of the company’s sole officer.

During the six months ended June 30, 2014, the Company authorized the issuance of 30,000,000 common shares to its CEO as compensation for services provided to the Company.  The shares were valued at fair value on the date of grant as follows:

	Common Shares Issued	Fair Value on Date of Grant	Price per Share
April 30, 2014	5,000,000	$50,000	$0.01
February 28, 2014	5,000,000	$60,500	$0.0121
March 31, 2014	5,000,000	$74,500	$0.0149
April 30, 2014	5,000,000	$100,000	$0.02
May 31, 2014	5,000,000	$57,000	$0.114
June 30, 2014	5,000,000	$48,000	$0.0096
	30,000,000	$390,000

As of June 30, 2014, the Company had not yet issued the shares and has recorded $390,000 as common stock payable.

Note 11. Stock-based Compensation

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

On April 2, 2014, effective January 1, 2014, the Company’s Board of Directors granted the issuance of 5,000,000 common shares at the end of each calendar month to its CEO for services to the Company.   The shares issued each month vest immediately upon issuance and the Company records the transaction at the fair value on the date of grant.

For the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012, the Company recorded compensation costs for options and shares granted under the plan amounting to $390,000, $0 and $0, respectively.  A deduction is not allowed for income tax purposes until nonqualified options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.  No tax deduction is allowed for incentive stock options. Accordingly no deferred tax asset is recorded for GAAP expense related to these options.

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

The following table summarizes the status of the Company aggregate stock options granted under the incentive stock option plan:

Subject to Exercise	Number of Shares Remaining Options	Weighted Average Intrinsic Price		Weighted Average Life (Years)	Aggregate Value
Outstanding as of January 1, 2013	1,990,000	$	---	3.04	---
Forfeited - 2013	---	$
Exercised - 2013	---	$	---	---	---
Outstanding as of December 31, 2013	1,990,000	$	---	3.04	---
Granted - 2014	---	$	---	---	---
Forfeited - 2014	(175,000)
Outstanding as of June 30, 2014	1,815,000	$	---	3.04	---

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

Item 2. Management’s Discussion and Analysis and Plan of Operations

The following discussion should be read in conjunction with our unaudited interim financial statements as of, and for the three and six months ended June 30, 2014 and 2013, and with our annual report on Form 10-K for the year ended December 31, 2013.

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

Since our inception on July 3, 2006 through the end of the June 30, 2014, we have generated a minimal amount of revenue.   We intend to market the products and services by developing relationships with “trusted” sources consisting of child protection advocacy groups including church, school and civic organizations.  We intend to also explore opportunities to enter into strategic revenue sharing partnerships with companies having synergy with our products.   We suspended our operations in August of 2011 due to lack of working capital and have continued our product development and intend to launch our mobile software products during the second half of 2014.

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

Results of Operations

Revenue

Revenues for the three and six month periods ended June 30, 2014 and 2013 totaled $0 and $0 respectively. Management attributes the lack of revenue to the revisions that are being made to the software application, the current economic environment and a delay in the execution of sales contracts which has required a substantial investment of management’s time and marketing efforts of the Company. The ultimate outcome of such contracts remains unknown at June 30, 2014.

Operating Expenses, Other Income and Expenses and Loss from Operations

For the three and six months ended June 30, 2014 we sustained a net operating loss of $538,821 and $934,169 compared to a net operating loss of $121,405 and $216,637 for the three and six months ended June 30, 2013.  The overall net operating loss was mainly due to an increase in research and development and stock compensation.

Financial Condition

Cash at June 30, 2014 was $3,239 and working capital (the excess of current assets over current liabilities) was a negative $1,435,452 compared with a negative $1,038,365 at December 31, 2013. The increase in negative working capital was primarily attributable to an increase in current liabilities.

Total current liabilities increased to $1,438,691 at June 30, 2014 from $1,039,235 at December 31, 2013.  The increase was principally due to an increase in loans payable and increase in amount due to shareholders primarily from conversions to stock.

Stockholders’ equity was $(2,033,379) at June 30, 2014 compared to $(1,635,230) December 31, 2013.  The decrease in deficit was due to, the issuances of shares for conversion of debt offset by our current period loss.

Liquidity

On April 24, 2014, 13,333,333 shares were issued at $0.0075 per share and totaling $100,000 in exchange for cash. In light of recent operating results and negative cash flows, additional capital will be required to fund the Company’s operations.

To support planned operations through 2014 and beyond, additional capital will be required.  Management believes that $500,000 will be required over the next twelve months.  In that regard it is management’s intent to continue fund raising efforts to generate the capital required to support expanding operations.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of approximately $14,986,556 from the period of July 3, 2006 (Inception) through June 30, 2014 and has used significant cash in support of its operating activities raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Off-balance sheet arrangements

At June 30, 2014, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of June 30, 2014. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of June 30, 2014, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to our sole officer with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the quarter ended June 30, 2014.  At this time, management has decided that considering the sole officer involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

WEBSAFETY, INC.

Date: August 13, 2014	By: /s/ Rowland W. Day II
Rowland W. Day II,
Principal Executive Officer