Form 10-Q
period 2023-09-30
OneMeta Inc.
filed 2023-11-13
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission File Number 000-56565

ONEMETA INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5150818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

450 South 400 Esat, Suite 200, Bountiful, UT 84010

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (775) 464-1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of September 30, 2023
Common Stock, $0.001 par value	24,983,593

Series A Preferred, $0.001 par value	2,068

Series B-1 Preferred, $0.001 par value	5,673,346

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OneMeta Inc.

(Formerly OneMeta AI)

Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$213,245	$400,703
Accounts receivable	12,135	-
Total current assets	225,380	400,703

Noncurrent assets:
Software, net	783,618	1,077,475
Total noncurrent assets	783,618	1,077,475

Total assets	$1,008,998	$1,478,178

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$472,624	$377,883
Accrued expenses, related party	669,504	442,435
Convertible notes payable, related party	221,990	221,990
Total current liabilities	1,364,118	1,042,308
Total liabilities	1,364,118	1,042,308

Commitments and contingencies

Mezzanine equity:
Series B-1 convertible preferred stock, $0.70798 redemption value, 8,855,511 shares authorized, 0 and 5,673,346 shares issued and outstanding, respectively	-	4,016,616

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,855,511 shares authorized, 8,619,420 and 0 shares issued and outstanding, respectively	862	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,648,060 and 24,983,593 shares issued and outstanding, respectively	30,648	24,984
Additional paid in capital	32,469,830	24,156,001
Accumulated deficit	(32,856,462)	(27,761,733)
Total stockholders’ deficit	(355,120)	(3,580,746)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,008,998	$1,478,178

The accompanying notes are an integral part of these unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$9,162	$58	$57,124	$1,159
Total revenue	9,162	58	57,124	1,159
Operating expenses:
Research and development	203,588	-	540,092	45,000
General and administrative	515,146	202,329	4,031,452	448,191
Advertising and marketing	71,253	2,400	161,038	2,400
Legal and professional	265,893	-	387,809	225,503
Total operating expenses	1,055,880	204,729	5,120,391	721,094
Loss from operations	(1,046,718)	(204,671)	(5,063,267)	(719,935)
Other expense:
Interest expense	(10,990)	(8,722)	(31,462)	(23,958)
Total other expense	(10,990)	(8,722)	(31,462)	(23,958)
Net loss	$(1,057,708)	$(213,393)	$(5,094,729)	$(743,893)
Net loss per common share:
Basic	$(0.03)	$(0.01)	$(0.18)	$(0.03)
Diluted	$(0.03)	$(0.01)	$(0.18)	$(0.03)
Weighted average common shares outstanding:
Basic	30,224,461	22,460,124	27,820,812	21,505,206
Diluted	30,224,461	22,460,124	27,820,812	21,505,206

The accompanying notes are an integral part of these unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Statements of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Series B-1 Convertible Preferred Stock		Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	5,673,346	$4,016,616	2,068	$2	-	$-	24,983,593	$24,984	$24,156,001	$(27,761,733)	$(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	30,000	30	11,970	-	12,000
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(542,413)	(542,413)
Balance, March 31, 2023	5,673,346	4,016,616	2,068	2	-	-	25,451,093	25,451	24,344,199	(28,304,146)	(3,934,494)
Common shares issued for cash	-	-	-	-	-	-	2,936,667	2,937	1,005,063	-	1,008,000
Additional shares issued for prior year software acquisition	2,946,074	2,085,762	-	-	-	-	1,772,800	1,773	707,347	-	709,120
Stock based compensation	-	-	-	-	-	-	-	-	79,666	-	79,666
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(3,494,608)	(3,494,608)
Balance, June 30, 2023	8,619,420	6,102,378	2,068	2	-	-	30,160,560	30,161	26,137,940	(31,798,754)	(5,630,651)
Common shares issued for cash	-	-	-	-	-	-	437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	50,000	50	54,146	-	54,196
Reclassification of mezzanine equity	(8,619,420)	(6,102,378)	-	-	8,619,420	862	-	-	6,101,516	-	6,102,378
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(1,057,708)	(1,057,708)
Balance, September 30, 2023	-	$-	2,068	$2	8,619,420	$862	30,648,060	$30,648	$32,469,830	$(32,856,462)	$(355,120)

Balance, December 31, 2021	4,309,710	$3,051,189	2,068	$2	-	$-	20,072,409	$20,073	$22,614,628	$(26,418,161)	$(3,783,458)
Common shares issued for cash	-	-	-	-	-	-	250,000	250	99,750	-	100,000
Stock based compensation	-	-	-	-	-	-	1,347,431	1,347	212,776	-	214,123
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(395,801)	(395,801)
Balance, March 31, 2022	4,309,710	3,051,189	2,068	2	-	-	21,669,840	21,670	22,928,819	(26,813,962)	(3,863,471)
Common shares issued for cash	-	-	-	-	-	-	212,500	213	84,788	-	85,001
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(134,699)	(134,699)
Balance, June 30, 2022	4,309,710	3,051,189	2,068	2	-	-	21,882,340	21,883	23,015,272	(26,948,661)	(3,911,504)
Common shares issued for cash	-	-	-	-	-	-	1,413,337	1,413	530,588	-	532,001
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Preferred B-1 shares issued for acquisition of asset	1,363,636	965,427	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(213,393)	(213,393)
Balance, September 30, 2022	5,673,346	$4,016,616	2,068	$2	-	$-	23,295,677	$23,296	$23,547,525	$(27,162,054)	$(3,591,231)

The accompanying notes are an integral part of these unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,094,729)	$(743,893)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	4,995	4,995
Additional shares issued for prior year software acquisition	2,794,882	-
Stock based compensation	145,862	214,123
Amortization	293,857	-
Net change in:
Accounts receivable	(12,135)	-
Accounts payable	447,693	(66,581)
Accrued expenses, related party	(125,883)	259,408

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,545,458)	(331,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	(210,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,358,000	717,002

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,358,000	717,002

NET CHANGE IN CASH	(187,458)	175,054
Cash, beginning of period	400,703	7,347
Cash, end of period	$213,245	$182,401

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$352,952	$65,037
Reclassification of mezzanine equity	$6,102,378	$-
Series B-1 convertible preferred shares issued for software	$-	$965,427

The accompanying notes are an integral part of these unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Notes to the Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of OneMeta Inc. (“we”, “our”, “OneMeta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2022 financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2022, have been omitted.

OneMeta was originally incorporated as Promotions on Wheels Holdings, Inc., a Nevada corporation, on July 3, 2006. On December 26, 2008, the name of the Company was changed to Blindspot Alert, Inc. On September 11, 2009, the Company’s name was changed to WebSafety, Inc. On March 23, 2021, the Company’s name was changed to VeriDetx Corp. On June 8, 2021, the Company’s name was changed to WebSafety, Inc. On July 10, 2022, the Company’s name was changed to OneMeta AI. On June 20, 2023, the Company’s name was changed to OneMeta Inc.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates in the accompanying financial statements involving the valuation of common stock and stock based compensation.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and accounts payable. The carrying values of these financial instruments approximate their respective fair values as they are short-term in nature or carry interest rates that approximate market rates.

Mezzanine equity

Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers, which was adopted on January 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

●	Identification of the contract with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

We enter into revenue arrangements in which a customer may purchase a combination of subscriptions, consulting services, training and education. Fully hosted subscription services (“SaaS”) allow customers to access hosted software during the contractual term without taking possession of the software.

We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Revenue based on per-minute or per-word basis, where invoicing is aligned to the pattern of performance, customer benefit and consumption, are typically accounted for utilizing the “as-invoiced” practical expedient. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.

Licenses for software may be purchased as a subscription for a fixed period of time or based on usage. Revenue from licenses is recognized at the point in time the software is available to the customer, provided all other revenue recognition criteria are met, and classified as revenue on our Statements of Operations. Our interpretation or translation services fees are based on a per-minute or per-word basis, are typically accounted for utilizing the “as-invoiced” practical expedient.

Our services are comprised primarily of fees related to training, and education for certain licenses that are recognized at a point in time. Training and education revenues are recognized as the services are performed.

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Subscription and license revenue	$3,387	$58	$44,674	$1,159
Training and education	5,775	-	12,450	-
Total revenue	$9,162	$58	$57,124	$1,159

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of September 30, 2023 and 2022, deferred revenue was $0.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the nine months ended September 30, 2023 and 2022, reflected in the accompanying statement of operations.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of September 30, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Software

On June 30, 2022, the Company entered into an acquisition agreement with Metalanguage Corp. Per the acquisition agreement, the Company acquired all the shares of Metalanguage Corp. Per the acquisition agreement, the purchase price is comprised of $210,000 cash, 1,363,636 shares of Series B-1 convertible preferred shares and the right to receive contingent consideration in the form of equity. The contingent consideration for the acquisition is comprised of 1,363,637 shares of Series B-1 convertible preferred stock, which shall be held in escrow and will be issued upon the Company achieving sales of $5 million within 12 consecutive months prior to December 31, 2027. The day one contingent liability is $0 since the probability of achieving $5 million in sales within twelve consecutive months is low but will be re-evaluated in future periods.

The total purchase price for the acquisition was determined to be $1,175,427 which consisted of $210,000 cash paid and 1,363,636 shares of Series B-1 convertible preferred stock valued at the redemption value of $0.70798 per share with a fair value of $965,427. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as software on the balance sheet. The Company estimated the useful life of the software acquired and purchased to be 3 years. During the nine months ended September 30, 2023, the Company recorded $293,857 of amortization expense related to the software. As of September 30, 2023 and December 31, 2022, the software balance, net of amortization was $783,618 and $1,077,475, respectively.

Note 5. Related Party Transactions

Expense paid on the Company’s behalf

During the nine months ended September 30, 2023 and 2022, Mr. Day paid $352,952 and $65,037 of expenses on the Company’s behalf and was repaid $262,850 and $54,629, respectively. As of September 30, 2023, the balance owed to Mr. Day was $103,912.

Convertible note – Founder note

Rowland Day, the Company’s prior CEO agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and is convertible into Series B-1 preferred stock at the rate of $0.10 per share. During the nine months ended September 30, 2023 and 2022, this Company recorded imputed interest expense of $4,995. As of September 30, 2023 and December 31, 2022, the convertible note payable, related party principal balance was $221,990, with accrued interest of $30,524 and $22,198, respectively.

Note 6. Equity

The Company is currently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. In addition, The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

On May 1, 2023, the Company amended their articles of incorporation to increase the authorized B-1 preferred shares to 8,619,420 shares.

Common Stock

During the nine months ended September 30, 2023, the Company issued 3,811,667 shares of common stock for cash and collected $1,358,000.

During the nine months ended September 30, 2023, the Company issuance of 80,000 shares of common stock to consultants for services provided that were valued at $32,000.

On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 1,772,800 shares of common stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal.

Preferred Stock

Series A Convertible Preferred Stock

In April 2008, our board of directors designated 5,000,000 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1.25 common share basis. As of September 30, 2023 and December 31, 2022, there are 2,068 shares of Series A-1 issued and outstanding.

Series B-1 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with the redemption value of $0.70798 per share. Series B -1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock the series of preferred shares are convertible into. Each share is convertible on a 1 to 11 common share basis. Series B-1 preferred shares also include covenants requiring 51% of the outstanding votes of the series of stock to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 is included in mezzanine equity on the balance sheet, because it is convertible at the redemption value into a variable number of shares. On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Convertible preferred stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. On September 30,2023, the Company amended their Articles of Incorporation to remove the redemption right on the Series B-1, which was reclassified from mezzanine equity to permanent equity on the balance sheet. As of September 30, 2023 and December 31, 2022, there are 8,619,420 and 5,673,346 shares of Series B-1 issued and outstanding, respectively.

Series B-2 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. Series B -2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of September 30, 2023 and December 31, 2022, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

During the nine months ended September 30, 2023, the Company issued 350,000 common stock warrants in conjunction with a stock purchase agreement. The warrants have a 5-year term and an exercise price range from $1.00 - $2.00. The common stock warrants have a relative fair value of $106,130.The Company valued the warrants using the Black-Scholes model with the with the following range of key assumptions: Stock price $0.40, Exercise price $1.00 - $2.00, Term 5 years, Volatility 151.62% – 169.90% , Discount rate 3.91% – 4.27% and a Dividend yield of 0%.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2023:

		Weighted Average
		Exercise Price
	Warrants	Per Share
Outstanding, December 31, 2022	78,750	$0.50
Granted	350,000	1.29
Exercised	–	–
Forfeited	(78,750)	0.50
Outstanding, September 30, 2023	350,000	$1.29
Exercisable, September 30, 2023	350,000	$1.29

As of September 30, 2023 the outstanding and exercisable warrants have a weighted average remaining term of 4.56 with no intrinsic value, respectively.

Stock Options

During the nine months ended September 30, 2023, the Company issued 225,000 common stock options to employees and consultants valued at $34,196. The options issued vest upon issuance. The Company valued the stock options using the Black-Scholes model with the following range of key assumptions: Stock price $0.40, Exercise price $0.40 - $0.75, Term 0.25 - 3 years, Volatility 76.64% – 128.03% and Discount rate 2.01% – 4.56%.

During the nine months ended September 30, 2023, the Company recognized $34,196 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

		Weighted Average
		Exercise Price
	Options	Per Share
Outstanding, December 31, 2022	–	$–
Granted	225,000	0.56
Exercised	–	–
Forfeited	–	–
Outstanding, September 30, 2023	225,000	$0.56
Exercisable, September 30, 2023	225,000	$0.56

As of September 30, 2023 the outstanding and exercisable options have a weighted average remaining term of 1.31 with no intrinsic value, respectively.

Note 7. Subsequent Events

Subsequent to September 30, 2023, the Company issued 100,000 shares of common stock at $1.00 per share and collected $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our registration statement filed pursuant to Section 12(g) of The Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on June 30, 2023, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on August 25, 2023, and Amendment No 2, filed with the Securities and Exchange Commission on September 19, 2023. (“Registration Statement”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

OneMeta was originally incorporated as Promotions on Wheels Holdings, Inc., a Nevada corporation, on July 3, 2006. On December 26, 2008, the name of the Company was changed to Blindspot Alert, Inc. On September 11, 2009, the Company’s name was changed to WebSafety, Inc. On March 23, 2021, the Company’s name was changed to VeriDetx Corp. On June 8, 2021, the Company’s name was changed to WebSafety, Inc. On July 10, 2022, the Company’s name was changed to OneMeta AI. On June 20, 2023, the Company’s name was changed to OneMeta Inc.

The Company develops and markets artificial intelligence products that eliminate language barriers in daily communications by providing high-quality, accurate, and efficient interpretation and translation services using natural language processing (NLP) technology. The Company’s focus is on developing a proprietary architecture that is faster and more accurate than any other company, with a commitment to providing superior quality services to its customers. The Company intends to serve a wide variety of markets and customers and is focused on becoming a leader in the creation of products for the interpretation and translation industry.

Business Summary

At the time of its initial formation in 2006, the Company was a development stage company that offered live promotions and marketing events using custom-built mobile displays.

Today, the Company is developing a stack of cutting-edge artificial intelligence technologies that solve everyday problems with an innovative and pragmatic approach. Using natural language processing sentiment analytics and behavioral prediction to metaverse enhancement, the Company is attempting to solve problems that will elevate our human condition.

The Company has recently launched two products: Verbum, which is a platform that enables fluent and effective communication among individuals that do not speak the same language; and Verbum SDK. Verbum SDK is a software development kit that allows developers to create multi-language translation tools for their own use.

Our Products

The Company’s current products described in detail below have proprietary technology and associated patents. The Company is currently working on patents for future product offerings.

●	Verbum. Verbum supports near-real time web-based conversations, discussions, meetings, and online chats in 112 languages and 40 dialects, enabling fluent and effective communication among individuals that do not speak the same language. This product is distributed through the Company’s online platform, direct sales to businesses and organizations, and the Company is attempting to develop partnerships with existing video conferencing providers. The competitive position is against other video conferencing providers that also offer live interpretation services, such as Microsoft Teams, Zoom and Google Meet. The Company believes its main competitors are organizations that supply human interpreters which can be 10X times more expensive than the Company’s Verbum product. The primary market for the Company’s Verbum product is for organizations or individuals that require real-time interpretation services.

●	Verbum SDK. Verbum Software Developer Kit allows software programmers, potential channel partners, and corporate development teams to integrate the Company’s powerful multilingual communications platform Verbum™ — into new or existing Software-as-a-Service applications and/or client/server programs, helping them remove communications barriers for multinational organizations and/or those serving customers who speak/read different languages. This product may be distributed through partnerships with software developers or through direct sales to businesses and organizations that require interpretation services for their software. The competitive position would be against other software development kit providers that also offer interpretation services, such as Microsoft Azure or Amazon Translate. The market for this product is software developers and businesses that require interpretation services for their software applications.

Components of Our Results of Operations

Net Revenue

We currently derive our revenue primarily from the sale of our products. We expect our net revenue to increase in the foreseeable future as we add new customers and offer additional products, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including the pace of research and development and completion of additional products.

Operating Expenses

Operating expenses consist primarily of research and development, salaries and benefits, infrastructure and equipment, professional services and distribution and delivery.

●	Research and Development: Developing and maintaining the proprietary NLP technology and architecture will be a significant future expense for the Company. This will include expenses related to hiring and retaining top talent, conducting research and development, and investing in technology infrastructure and equipment.

●	Salaries and Benefits: The Company plans to invest in hiring and retaining additional employees to perform various functions, such as software development, customer support, sales, and administration. This will include salaries, benefits, and other employee-related expenses.

●	Infrastructure and Equipment: The Company will invest in technology infrastructure and equipment to support its software development and distribution operations. This will include expenses related to servers, software licenses, hardware, and office equipment.

●	Professional Services: Depending on the Company’s needs, it may need to engage professional services such as legal, accounting, or consulting services, which would be an expense for the Company.

●	Distribution and Delivery: The Company will need to invest in distribution and delivery methods for its products, such as software updates, shipping, or online delivery. This will include expenses related to logistics, software licensing, or server maintenance.

The Company will bear all expenses of its operations, including, without limitation, expenses incurred by the Company, as well as all fees, costs and expenses fairly allocable to the Company, including: (a) fees, costs and expenses of outside counsel, accountants, auditors, consultants, administrators, depositaries and other similar outside advisors and service providers with respect to the Company and its business or operations; (b) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, and preparation expense in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefore; (c) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith; (d) the portion fairly allocable to the Company of fees, costs and expenses incurred in connection with legal, regulatory and tax services provided on behalf of the Company and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities; (e) fees, costs and expense related to the offing of shares (including expense associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offing of shares) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring shareholder and/or assignee of the transferring shareholder, as appliable); (f) fees, costs and expense incurred in connection with any amendments, restatements or other modifications to, and compliance with this Registration Statement, the Bylaws, any other constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from the Shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents; (g) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscriptions and license-based services, product development materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company in connection with obtaining and performing research related to potential or actual product development; (h) fees, costs and expenses incurred in connection with the dissolution and liquidation of the Company; and (i) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company.

The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Total Other Expense

Other expenses consist primarily of interest expense. It also includes any gains and loss attributable to the changes in fair market value from the derivative liabilities associated with the issuance of convertible notes.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30, 2023	Three months ended September 30, 2022	Increase/ (Decrease)

Revenue	$9,162	$58	$9,104
Total revenue	9,162	58	9,104

Operating expenses:
Research and development	203,588	-	203,588
General and administrative	515,146	202,329	312,817
Advertising and marketing	71,253	2,400	68,853
Legal and professional	265,893	-	265,893

Total operating expenses	1,055,880	204,729	851,151

Loss from operations	(1,046,718)	(204,671)	842,047

Other expense:

Interest expense	(10,990)	(8,722)	2,268

Total other expense	(10,990)	(8,722)	2,268

Net loss	$(1,057,708)	$(213,393)	$844,315

Net Revenue

Our net revenue for the three months ended September 30, 2023 was $9,126, compared to $58 for the three months ended September 30, 2022, an increase of $9,104. The increase from September 2022 was primarily attributable to us commencing operations of our translation and transcription products in 2023.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2023, was $1,063,182, compared to $204,729 for the three months ended September 30, 2022, an increase of $858,453. The increase in our operating expenses was primarily a result of an increase in (i) research and development expenses, from nil for the three months ended September 30, 2022 and $203,588 for the three months ended September 30, 2023, (ii) general and administrative expenses, from $202,329 for the three months ended September 30, 2022 and $522,448 for the three months ended September 30, 2023, (iii) advertising and marketing expenses, from $2,400 for the three months ended September 30, 2022 and $71,253 for the three months ended September 30, 2023, and (iv) legal and professional expenses, from nil for the three months ended September 30, 2022 and $265,893 for the three months ended September 30, 2023, each of which were connected to the Acquisition of Metalanguage Corp. in June 2022, the development and marketing of translation and transcription products following the Acquisition, and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the three months ended September 30, 2023, other expense was $10,990. For the three months ended September 30, 2022, other expense was $8,722. Other expense increased by $2,268 primarily due to increased interest expense in 2023.

Net loss

Net loss for the three months ended September 30, 2023, was $1,057,708, compared to $213,393 for the three months ended September 30, 2022, an increased net loss of $844,315. The increased net loss was primarily due to $851,151 of increased operating expenses, as partially offset by $9,104 of improved gross profits over the comparative period.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2023 and 2022, respectively.

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Increase/ (Decrease)

Revenue	$57,124	$1,159	$55,965
Total revenue	57,124	1,159	55,965

Operating expenses:
Research and development	540,092	45,000	495,092
General and administrative	4,031,452	448,191	3,583,261
Advertising and marketing	161,038	2,400	158,638
Legal and professional	387,809	225,503	162,306

Total operating expenses	5,120,391	721,094	4,399,297

Loss from operations	(5,063,267)	(719,935)	4,991,332

Other expense:

Interest expense	(31,462)	(23,958)	7,504

Total other expense	(31,462)	(23,958)	7,504

Net loss	$(5,094,729)	$(743,893)	$4,350,836

Net Revenue

Our net revenue for the nine months ended September 30, 2023 was $57,124, compared to $1,159 for the nine months ended September 30, 2022, an increase of $55,965. The increase from September 2022 was primarily attributable to us commencing operations of our translation and transcription products in 2023.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2023, was $5,120,391, compared to $721,094 for nine months ended September 30, 2022, an increase of $4,399,297. The increase in our operating expenses was primarily a result of an increase in (i) general and administrative expenses, from $448,191 for the nine months ended September 30, 2022 to $4,031,452 for nine months ended September 30, 2023, (ii) research and development expenses, from $45,000 for nine months ended September 30, 2022 to $540,092 for the nine months ended September 30, 2023, (iii) advertising and marketing expenses, from $2,400 for the nine months ended September 30, 2022 to $161,038 for the nine months ended September 30, 2023, and (iv) legal and professional expenses, from $225,503 for the nine months ended September 30, 2022 to $387,809 for the nine months ended September 30, 2023, each of which were connected to the Acquisition of Metalanguage Corp. in June 2022, the development and marketing of translation and transcription products following the Acquisition, and increased consulting fees regarding the registration of the Company with the SEC.

Other Expense

For the nine months ended September 30, 2023, other expense was $31,462. For the nine months ended September 30, 2022, other expense was $23,958. Other expense increased by $7,504 primarily due to increased interest expense in 2023.

Net loss

Net loss for the nine months ended September 30, 2023 was $5,094,729, compared to $743,893 for the nine months ended September 30, 2022, an increased net loss of $4,350,836. The increased net loss was primarily due to $4,399,297 of increased operating expenses, as partially offset by $55,965 of improved gross profit over the comparative period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022

Current Assets	$225,380	$400,703

Current Liabilities	$1,364,118	$1,042,308

Working Capital	$(1,138,738)	$(641,605)

As of September 30, 2023, we had working capital of ($1,138,738). We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt financing. As of September 30, 2023, we had cash of $213,245, total liabilities of $1,364,118, and an accumulated deficit of $32,856,462. As of December 31, 2022, we had cash of $400,703, total liabilities of $1,042,308, and an accumulated deficit of $27,761,733.

Cash Flow

Comparison of the Nine Months Ended September 30, 2023 and the Nine Months Ended September 30, 2022

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(1,545,458)	$(331,948)
Net cash used in investing activities	-	(210,000)
Net cash provided by financing activities	1,358,000	717,002

Net change in cash	$(187,458)	$175,054

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,545,458 for the nine months ended September 30, 2023, compared to $331,948 for the nine months ended September 30, 2022, an increase of $1,213,510. The increase was primarily due to our net loss, as the Company expanded operations following the acquisition of all of the stock of Metalanguage Corp. (the “Acquisition”).

Net Cash Used in Investing Activities

Net cash used in investing activities was nil for the nine months ended September 30, 2023, compared to $210,000 for the nine months ended September 30, 2022, a decrease of $210,000. This decrease was primarily attributable to the cash portion of consideration paid for the purchase of software in the Acquisition in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,358,000 for the nine months ended September 30, 2023, compared to $717,002 for the nine months ended September 30, 2022, an increase of $640,998. Our increased cash provided by financing activities was primarily attributable to our increase in sales of our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2023 there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Investors are cautioned not to unduly rely on any such forward-looking statements.

All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections.

NOTICE REGARDING TRADEMARKS

This report includes trademarks, tradenames and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in the Registration Statement. Any of the risk factors disclosed in the Registration Statement or our reports could materially affect our business, financial condition or future results. The risks described in the Registration Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered sales of equity securities during the three months ended September 20, 2023.

Stock Warrants

During the nine months ended September 30, 2023, the Company issued 350,000 common stock warrants in conjunction with a stock purchase agreement. The warrants have a 5-year term and an exercise price range from $1.00 - $2.00. The common stock warrants have a relative fair value of $106,130.The Company valued the warrants using the Black-Scholes model with the with the following range of key assumptions: Stock price $0.40, Exercise price $1.00 - $2.00, Term 5 years, Volatility 151.62% – 169.90% , Discount rate 3.91% – 4.27% and a Dividend yield of 0%.

Stock Options

During the nine months ended September 30, 2023, the Company issued 225,000 common stock options to employees and consultants valued at $34,196. The options issued vest upon issuance. The Company valued the stock options using the Black-Scholes model with the following range of key assumptions: Stock price $0.40, Exercise price $0.40 - $0.75, Term 0.25 - 3 years, Volatility 76.64% – 128.03% and Discount rate 2.01% – 4.56%.

During the nine months ended September 30, 2023, the Company recognized $34,196 of expense related to outstanding stock options.

As of September 30, 2023 the outstanding and exercisable options have a weighted average remaining term of 1.31 with no intrinsic value, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three-month period ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1**	Articles of Incorporation.
3.2**	Amended and Restated Bylaws.
3.3**	Certificate of Designation Series A
3.4**	ONEMETA AI – NV – Secretary of State – Amendment Filing
3.5**	Amendment to Certificate of Designation Series B
3.6**	Certificate of Designation Final – Series A-1
3.7**	Certificate of Designation Series B-1 and Related Certificates of Change
21.1**	Subsidiaries of OneMeta Inc.
31.1*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	November 9, 2023
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	November 9, 2023
Rowland Day	(Principal Accounting and Financial Officer)

