Form 10-K
period 2023-12-31
OneMeta Inc.
filed 2024-04-01
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to ________.

Commission File Number 000-56565

ONEMETA INC.

(Exact name of registrant as specified in its charter)

Nevada	000-56565	20-5150818
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, based upon the closing price of the common stock as reported on the OTC Bulletin Board on such date, was approximately $9.3 million. As of April 1, 2024, the registrant had 33,082,960 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of December 31, 2023
Common Stock, $0.001 par value	32,995,460

Series A Preferred, $0.001 par value	2,068

Series B-1 Preferred, $0.001 par value	8,619,420

TABLE OF CONTENTS

PART I

Unless otherwise indicated in this report, “Company,” “OneMeta,” “we,” “us,” “our,” and similar terms refer to OneMeta Inc.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties. Please see Item 1A “Risk Factors” for a discussion of these risks and uncertainties.

DISCLOSURE REGARDING TRADEMARKS

This report includes trademarks, tradenames and service marks that are our property or the property of other third parties. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

Item 1.	Business.

The Company was originally incorporated as Promotions on Wheels Holdings, Inc., a Nevada corporation, on July 3, 2006. On December 26, 2008, the name of the Company was changed to Blindspot Alert, Inc. On September 11, 2009, the Company’s name was changed to WebSafety, Inc. On March 23, 2021, the Company’s name was changed to VeriDetx Corp. On June 8, 2021, the Company’s name was changed to WebSafety, Inc. On August 1, 2022, the Company acquired Metalanguage Corp (the “Acquisition”). Metalanguage Corp. was solely owned by Saul Leal, who has become the Company’s CEO. Metalanguage Corp. owned certain intellectual property regarding the use of artificial intelligence for the translation and transcription of foreign languages. This intellectual property became the basis of the Company’s Verbum and Verbum SDK products. The Company issued shares of Series B-1 Convertible Preferred stock and common stock to Mr. Leal in exchange for all of the stock of Metalanguage Corp (the “Acquisition”). Upon completion of the Acquisition, Mr. Leal became the CEO of the Company and became a director on the Company’s board of directors. On June 20, 2023, the Company’s name was changed to OneMeta Inc. On July 10, 2022, the Company’s name was changed to OneMeta AI. On June 20, 2023, the Company’s name was changed to OneMeta Inc.

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

The Company has recently launched two products: Verbum, which is a platform that enables fluent and effective communication among individuals that do not speak a similar language; and Verbum SDK. Verbum SDK is a software development kit that allows developers to create multi-language translation tools for their own use.

Our Products

The Company’s current products described in detail below have proprietary technology and associated patents. The Company is currently working on patents for future product offerings.

●	Verbum. Verbum supports near-real time web-based conversations, discussions, meetings, and online chats in 143 languages, enabling fluent and effective communication among individuals that do not speak a similar language. This product is distributed through the Company’s online platform, direct sales to businesses and organizations, and the Company is attempting to develop partnerships with existing video conferencing providers. The competitive position is against other video conferencing providers that also offer live interpretation services, such as Microsoft Teams, Zoom and Google Meet. The Company believes its main competitors are organizations that supply human interpreters which can be 10X times more expensive than the Company’s Verbum product. The primary market for the Company’s Verbum product would be any organization or individual that requires real-time interpretation services.

●	Verbum SDK. Verbum Software Developer Kit allows software programmers, potential channel partners, and corporate development teams to integrate the Company’s powerful multilingual communications platform Verbum™ — into new or existing Software-as-a-Service applications and/or client/server programs, helping them remove communications barriers for multinational organizations and/or those serving customers who speak/read different languages. This product may be distributed through partnerships with software developers or through direct sales to businesses and organizations that require interpretation services for their software. The competitive position would be against other software development kit providers that also offer interpretation services, such as Microsoft Azure or Amazon Translate. The market for this product would be software developers and businesses that require interpretation services for their software applications.

Competition

The market for services like OneMeta is emerging, rapidly evolving, and fragmented, and we believe that OneMeta represents a new category of business technology. As a result, we principally compete against translation tools and products from established vendors. We also compete with smaller companies that offer translation services.

We believe that the principal competitive factors in our markets include the following:

●	ease of adoption, use, and deployment;

●	product functionality;

●	platform capabilities;

●	breadth and depth of platform integrations;

●	scalability, availability and reliability;

●	security and privacy;

●	ability to support intercompany collaboration;

●	brand awareness and reputation;

●	customer support; and

●	total cost of ownership.

Competition has intensified in recent periods, and we expect competition to continue to intensify as established and emerging companies continue to enter the markets we serve or attempt to address the translation problems.

Intellectual Property

The following chart provides information regarding the patents and trademarks of the Company:

Patents

Case No.	Title of Invention:	Country:	Status:	Application No.	Filing Date:	Patent No:	Date Issued:	Publication Number:	Published Date:
1META.055PR	SYSTEMS AND METHODS FOR RAPID MULTI-USER TEXT, SPEECH, AND TRANSLATION	US	Pending	63/374220	8/31/2022
1META.055PR2	SYSTEMS AND METHODS FOR RAPID MULTI USER TEXT, SPEECH, AND TRANSLATION	US	Pending	63/429505	12/1/2022
1META.055PR3	SYSTEMS AND METHODS FOR RAPID MULTI-USER TEXT, SPEECH, AND TRANSLATION	US	Pending	63/498261	4/25/2023
1META.055PR4	SYSTEMS AND METHODS FOR RAPID MULTI-USER TEXT, SPEECH, AND TRANSLATION	US	Pending	63/499696	5/2/2023
WEBS.001A	METHOD OF INHIBITING FUNCTIONS OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	12/506045	7/20/2009	8380176	2/19/2013	2010/0035588 A1	2/11/2010
WEBS.001C1	METHOD OF INHIBITING FUNCTIONS OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	13/757141	2/1/2013	8744417	6/3/2014	2013/0210413 A1	8/15/2013
WEBS.001C2	SAFETY OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	14/291407	5/30/2014	9661469	5/23/2017	2015/0111555 A1	4/23/2015
WEBS.001C3	SAFETY OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	15/601592	5/22/2017	9986385	5/29/2018	2018/0077531 A1	3/15/2018
WEBS.004A	DEVICES AND METHODS FOR IMPROVING WEB SAFETY AND DETERRENCE OF CYBERBULLYING	US	Issued	14/576065	12/18/2014	9485206	11/1/2016	2015/0180746 A1	6/25/2015
WEBS.004DA	DISPLAY SCREEN OR PORTION THEREOF WITH GRAPHICAL USER INTERFACE	US	Issued	29/504071	10/1/2014	D792421	7/18/2017
WEBS.004MX	DEVICES AND METHODS FOR IMPROVING WEB SAFETY AND DETERRENCE OF CYBERBULLYING	MX	Issued	MX/a/2016/008094	6/17/2016	362735	2/6/2019
WEBS.004PH	DEVICES AND METHODS FOR IMPROVING WEB SAFETY AND DETERRENCE OF CYBERBULLYING	PH	Issued	1-2016-501195	6/17/2016	1-2016-501195	5/30/2018		6/25/2015

Trademarks

Case No.	Trademark Name:	Country:	Status:	Application No.	Filing Date:	Reg No:	Reg Date:	Class:	Published On:
1META.002T	ONEMETA	US	Pending	97/732496	12/27/2022			38 Int., 41 Int., 42 Int.
1META.003T	VERBUM	US	Pending	97/732499	12/27/2022			38 Int., 41 Int., 42 Int.
WEBS.023T	WEBSAFETY ! (Stylized and/or with Design)	US	Registered	86/315697	6/20/2014	10/27/2015	4842244	09 Int.	6/23/2015
WEBS.022T	! (Stylized and/or Design)	US	Registered	86/315659	6/20/2014	5/5/2015	4733214	09 Int.	11/11/2014
WEBS.049T	DRIVESAFETY! (stylized and/or design)	US	Registered	88/639949	10/2/2019	4/20/2021	6329740	09 Int.	8/18/2020

Our business objective is to help organizations throughout the world to achieve their full potential via artificial intelligence by eliminating language barriers in daily communications by providing high-quality, accurate, and efficient translation and transcription services using natural language processing (NLP) technology. The Company’s focus is on developing a proprietary architecture that is faster and more accurate than any other technology with a commitment to providing superior quality services to their customers.

Human Resources

As of December 31, 2023, the Company had 24 employees and independent contractors. The number of employees will increase through time and natural sales growth.

Available Information

Our website address is https://www.onemeta.ai/. Information contained on or that can be accessed through our website does not constitute part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission, or the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at https://investors.onemeta.ai/sec-filings. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

The Company’s Cybersecurity System includes administrative, technical, and physical safeguards and is designed to provide an appropriate level of protection to maintain the confidentiality, integrity and availability of the Company’s and its customers’ information. This includes protecting against known and evolving threats to the security of the Company’s systems and information, and against unauthorized access, compromise, or loss of data. The Cybersecurity System is managed centrally, so the same security controls, policies and procedures are implemented across the organization. The Company maintains cybersecurity policies including an Acceptable Use Policy that all system users sign to acknowledge that they understand their security responsibilities. All system users receive security awareness training which includes phishing attack simulation testing.

A key element of the Company’s Cybersecurity System is to mature the system to align with the CIS18 Critical Security Controls security framework. The CIS controls are designed based on real-world data about cyber-attacks, to ensure that the measures are effective against current threats. The framework provides a prioritized set of actions, which enables the Company to focus its efforts on the most effective defensive measures first. This prioritization helps in optimizing the use of resources for maximum impact on security. This strategy provides a structured and effective approach to cybersecurity, helping the Company to protect its assets, comply with regulations, manage risks, and improve its overall security posture.

Governance

The Company has established controls and procedures to escalate enterprise-level issues, including cybersecurity matters, to the appropriate management levels within its organization and to its Board of Directors, or members or committees thereof, as appropriate. The Company’s Board of Directors is responsible for enterprise risk management, including its approach to managing cybersecurity risk, and has delegated oversight responsibility of information security risks to its Audit Committee. Under the Company’s framework, cybersecurity issues are analyzed by subject matter experts for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to the Company’s Board of Directors or its Audit Committee, as appropriate, in accordance with its escalation framework.

In addition, the Company has established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact the Company’s operations and that timely public disclosure is made as appropriate. The Company’s Cybersecurity System is led by the Chief Executive Officer (“CEO”) in collaboration with other third-party cybersecurity service providers which in turn assist in monitoring our exposure from significant information technology suppliers, significant software as a service providers and major vendors with access to our information technology systems. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming. The Company does not maintain cyber insurance coverage at this time. During the last three years, the Company has not experienced a material security breach and, as a result, the Company has not incurred any material expenses from such a breach. Furthermore, during such time, the Company has not been penalized or paid any amount under any information security breach settlement.

Item 2.	Properties.

Our executive offices are located at 450 South 400 East, Suite 200, Bountiful, Utah, 84010. We rent an executive office at the cost of $1,600 per month and it is rented on a month-to-month basis. The directors and officers of the company generally work from their home offices.

Item 3.	Legal Proceedings.

We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.	Mine Safety Disclosures.

The disclosure required by this item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the symbol ONEI. As of December 31, 2023, there were 245 shareholders of our common stock and the total shares outstanding of 30,784,060. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2023	HIGH	LOW
Fourth Quarter	$0.90	$0.30
Third Quarter	$0.49	$0.21
Second Quarter	$0.37	$0.05
First Quarter	$0.31	$0.05

Fiscal Year Ended December 31, 2022	HIGH	LOW
Fourth Quarter	$1.54	$0.15
Third Quarter	$1.60	$0.59
Second Quarter	$1.49	$0.26
First Quarter	$0.98	$0.40

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Dividend Policy

We have not paid or declared any cash dividends on our common stock in the past and do not foresee doing so in the foreseeable future. We intend to retain any future earnings for the operation and expansion of our business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
1-9-2020	New Issue	725,764	Common	$.50	No	Istvan Elek	Cash	Restricted	Exempt
1-15-2020	New Issue	50,000	Common	$.001	No	David Wigginton	Services	Restricted	Exempt
2-19-2020	New Issue	300,000	Common	$.001	No	Torrey Hills Capital-Cliff Mastricola	Services	Restricted	Exempt
2-24-2020	New Issue	150,000	Common	$.001	No	Georgette Wansor	Services	Restricted	Exempt
2-24-2020	New Issue	10,000	Common	$.50	No	Khalid Hayat	Cash	Restricted	Exempt
3-17-2020	New Issue	15,000	Common	$.50	No	Haig Kelegian	Cash	Restricted	Exempt
5-7-2020	New Issue	276,000	Common	$.50	No	Istvan Elek	Cash	Restricted	Exempt
5-13-2020	New Issue	15,000	Common	$.50	No	Istvan Elek	Cash	Restricted	Exempt
1-15-21	New Issue	250,000	Common	$.20	No	Jodi Bardash	Cash	Restricted	Exempt
1-25-21	New Issue	250,000	Common	$20	No	Andrew Hansen	Cash	Restricted	Exempt
1-26-21	New Issue	100,000	Common	$.001	No	Georgette Wansor	Services	Restricted	Exempt
1-27-21	New Issue	50,000	Common	$.20	No	Moises Eskenazi	Cash	Restricted	Exempt
2-1-21	New Issue	89,140	Common	$.20	No	Daniel Feeney	Cash	Restricted	Exempt
2-1-21	New Issue	149,740	Common	$.20	No	Conrad F. Hohener III	Cash	Restricted	Exempt
2-1-21	New Issue	149,360	Common	$.20	No	Keith Stribling Separate Property Trust	Cash	Restricted	Exempt
2-1-21	New Issue	149,360	Common	$.20	No	Newton Family Trust David Newton	Cash	Restricted	Exempt
2-1-21	New Issue	148,865	Common	$.20	No	Philip and Allison Nelson Family Trust	Cash	Restricted	Exempt
2-1-21	New Issue	149,660	Common	$.20	No	Edward A. Gage Jr. Revocable Trust	Cash	Restricted	Exempt
2-1-21	New Issue	149,495	Common	$.20	No	Meyer Living Trust Todd Meyer	Cash	Restricted	Exempt
2-23-21	New Issue	66,667	Common	$.75	No	Robert Hartman	Cash	Restricted	Exempt
2-23-21	New Issue	40,000	Common	$.75	No	Anthony Campisi	Cash	Restricted	Exempt

2-24-21	New Issue	80,000	Common	$.20	No	Valerie Vichikov	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Melinda L. Day	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Hamilton F. Day	Cash	Restricted	Exempt
2-24-21	New Issue	250,000	Common	$.20	No	Rowland W. Day and Milly Day	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	David and Susanne Wigginton	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Rowland W. Day III	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Diana Zivich	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Ann M. Day	Cash	Restricted	Exempt
2-28-21	New Issue	66,670	Common	$.75	No	David Hartman	Cash	Restricted	Exempt
3-1-21	New Issue	305,145	Common	$.20	No	JHK Holdings LLC J. Kirk Harns	Cash	Restricted	Exempt
3-15-21	New Issue	370,000	Common	$.001	No	Saul Leal	Cash	Restricted	Exempt
3-23-21	New Issue	500,000	Common	$.20	No	Istvan Elek	Cash	Restricted	Exempt
3-29-21	New Issue	50,000	Common	$.20	No	Charles McMurray	Cash	Restricted	Exempt
4-2-21	New Issue	1,475,000	Preferred	$.001	No	Rowland W. Day II	Debt Conversion	Restricted	Exempt
4-6-21	New Issue	3,049,392	Common	$.125	No	Istvan Elek	Cash	Restricted	Exempt
7-6-21	New Issue	1,566	Common	$.001	No	Francis X. Pisano	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	1,567	Common	$.001	No	Ingrid Carrillo	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	1,567	Common	$.001	No	Kevin Hennings	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	4,340	Common	$.001	No	Corey Henke	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	133,000	Common	$.001	No	Bonneville Communications Jeff Barton	Debt Conversion	Restricted	Exempt
7-8-21	New Issue	2,000	Common	$.001	No	Jeffrey Pizzino	Debt Conversion	Restricted	Exempt
7-13-21	New Issue	3,000	Common	$.001	No	Sprout Marketing Bruce Law	Debt Conversion	Restricted	Exempt

8-5-21	New Issue	16,367	Common	$.001	No	Gregory Howison	Debt Conversion	Restricted	Exempt
9-21-21	New Issue	152,627	Common	$.001	No	Knobbe, Martens, Olson & Bear LLP Philip Nelson	Debt Conversion	Restricted	Exempt
1-22-22	New Issue	250,000	Common	$.40	No	Kristy Rus	Cash	Restricted	Exempt
4-1-22	New Issue	1,347,431	Common	$.001	No	Bob Carroll	Consulting Agreement	Restricted	Exempt
4-19-22	New Issue	62,500	Common	$.40	No	Gary Mauro	Cash	Restricted	Exempt
4-22-22	New Issue	25,000	Common	$.40	No	Daniel Wisan	Cash	Restricted	Exempt
5/18/22	New Issue	37,500	Common	$.40	No	Sarah and Clinton Walker	Cash	Restricted	Exempt
6/15/22	New Issue	50,000	Common	$.40	No	Robert Dean Schalow	Cash	Restricted	Exempt
6/20/22	New Issue	37,500	Common	$.40	No	Daniel Wisan	Cash	Restricted	Exempt
7/19/22	New Issue	50,000	Common	$.40	No	Brian J. Finley	Cash	Restricted	Exempt
7/19/22	New Issue	58,750	Common	$.40	No	Roy E. Mullin	Cash	Restricted	Exempt
7/19/22	New Issue	66,250	Common	$.40	No	Roy E. Mullin Roth IRA	Cash	Restricted	Exempt
7/20/22	New Issue	100,000	Common	$.40	No	Richard Allen Sanders	Cash	Restricted	Exempt
8/15/22	New Issue	250,000	Common	$.40	No	Istvan Elek	Cash	Restricted	Exempt
8/19/22	New Issue	15,385	Common	$.65	No	Maria Julia Rojas	Cash	Restricted	Exempt
8/25/22	New Issue	15,385	Common	$.65	No	Munsee Co. LLC Nick Munsee	Cash	Restricted	Exempt
9/9/22	New Issue	15,385	Common	$.65	No	Dominic Pace	Cash	Restricted	Exempt
9/19/22	New Issue	15,395	Common	$.65	No	Sean Blair	Cash	Restricted	Exempt
9/20/22	New Issue	20,000	Common	$.40	No	Nicholas Lampson	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Lindsey Warren Davis	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Elisha Gardener Honeycutt	Cash	Restricted	Exempt

10/10/22	New Issue	90,000	Common	$.40	No	Bryan Finley	Cash	Restricted	Exempt
10/10/22	New Issue	30,000	Common	$.40	No	Garry Maruo	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Leroy Saleme	Cas	Restricted	Exempt
10/10/22	New Issue	40,000	Common	$.40	No	Daniel Wisian	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	George Henry Somerville	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Bradley L Morrison	Cash	Restricted	Exempt
10/10/22	New Issue	30,003	Common	$.40	No	Shilpa P Bakre	Cash	Restricted	Exempt
10/10/22	New Issue	125,00	Common	$.40	No	Dean V Wiberg	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Sonia Van Meter	Cash	Restricted	Exempt
10/10/22	New Issue	20,000	Common	$.40	No	William O Mara	Cash	Restricted	Exempt
10/10/22	New Issue	20,000	Common	$.40	No	Warren Alverson	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Ryan S Sanders	Cash	Restricted	Exempt
10/20/22	New Issue*	9,615	Common	$.40	No	Sean Bair	Cash	Restricted	Exempt
10/20/22	New Issue	9,615	Common	$.40	No	Munsee Co LLC	Cash	Restricted	Exempt
10/20/22	New Issue*	9,615	Common	$.40	No	Maria Julia Rojas	Cash	Restricted	Exempt
10/20/22	New Issue	9,615	Common	$.40	No	Dominic Pace	Cash	Restricted	Exempt
10/24/22	New Issue	10,000	Common	$.40	No	Thomas Charles Gent	Cash	Restricted	Exempt
10/25/22	New Issue	10,000	Common	$.40	No	Arlo Pignotti	Cash	Restricted	Exempt
10/27/222	New issue	45,000	Common	$.40	No	Evan Spaulding	Cash	Restricted	Exempt
10/29/22	New Issue	62,500	Common	$.40	No	Plan R Enterprises Inc.	Cash	Restricted	Exempt
10/31/22	New Issue	40,000	Common	$.40	No	Thomas C Clemons	Cash	Restricted	Exempt
10/31/22	New Issue	700,000	Common	$.40	No	Gonzalo Carballo	Cash	Restricted	Exempt

11/01/22	New Issue	31,500	Common	$.40	No	Don L Enlow	Cash	Restricted	Exempt
11/29/22	New Issue	10,000	Common	$.40	No	Bear Mccreadie	Cash	Restricted	Exempt
11/29/22	New Issue	100,000	Common	$.40	No	Daniel Wisian	Cash	Restricted	Exempt
11/29/22	New Issue	10,000	Common	$.40	No	Lindsey Warren Davis	Cash	Restricted	Exempt
11/29/22	New Issue	12,500	Common	$.40	No	Earls Heritage Trust	Cash	Restricted	Exempt
04/12/23	New Issue	125,000	Common	$.40	No	Larry Oliver	Cash	Restricted	Exempt
04/12/23	New Issue	100,000	Common	$.40	No	Michael L Soileau	Cash	Restricted	Exempt
04/12/23	New Issue	250,000	Common	$.40	No	Abraham Family Trust DTD 9/14/1983	Cash	Restricted	Exempt
04/26/23	New Issue	50,000	Common	$.40	No	Abigail Frank	Cash	Restricted	Exempt
04/26/23	New Issue	250,000	Common	$.40	No	Darren Scharf	Cash	Restricted	Exempt
05/01/23	New Issue	1,772,800	Common	$.001	No	Saul Leal		Restricted	Exempt
05/09/23	New Issue	30,000	Common	$.001	No	The David Politis Company Inc.	Services	Restricted	Exempt
05/12/23	New Issue	125,000	Common	$.40	No	Damon Garcia	Cash	Restricted	Exempt
05/23/23	New Issue	125,000	Common	$.40	No	Quest Trust Company	Cash	Restricted	Exempt
05/23/23	New Issue	250,000	Common	$.40	No	KolleenT Kennedy	Cash	Restricted	Exempt
05/31/23	New Issue	35,000	Common	$.40	No	The Entrust Group Inc. Cust FBO Nicholas	Cash	Restricted	Exempt
05/31/23	New Issue	125,000	Common	$.40	No	Quest Trust Company FBO Ronald L Reeves	Cash	Restricted	Exempt
06/14/23	New Issue	62,500	Common	$.40	No	Adam Yonnotta	Cash	Restricted	Exempt
06/15/23	New Issue	10,000	Common	$.40	No	Lindsey Warren Davis	Cash	Restricted	Exempt
07/11/23	New Issue	25,000	Common	$.40	No	John Consentino	Cash	Restricted	Exempt
07/11/23	New Issue	1,666,667	Common	$.30	No	AOS Holdings Inc.	Cash	Restricted	Exempt

08/18/23	New Issue	200,000	Common	$.40	No	Bryan Finley	Cash	Restricted	Exempt
09/28/23	New Issue	40,000	Common	$.40	No	Jed Morley	Cash	Restricted	Exempt
10/03/23	New Issue	187,500	Common	$.40	No	Chris Weston	Cash	Restricted	Exempt
10/03/23	New Issue	125,000	Common	$.40	No	Kenneth John Weston	Cash	Restricted	Exempt
10/16/23	New Issue	100,000	Common	$1,00	No	Istvan Elek	Cash	Restricted	Exempt
10/25/23	New Issue	10,000	Common	$.001	No	The David Politis Company Inc.	Services	Restricted	Exempt
10/25/23	New Issue	37,500	Common	$.40	No	Quest Trust Company FBO Stephen Csobaji	Cash	Restricted	Exempt
11/17/23	New Issue	125,000	Common	$.80	No	Allyse Sedivy	Cash	Restricted	Exempt
10/25/23	New Issue	62,500	Common	$.40	NO	The Entrust Group Inc. FBO Troy Jordan	Cash	Restricted	Exempt
11/30/23	New Issue	136,000	Common	$.001	No	Fon Consulting LLC	Cash	Restricted	Exempt
12/19/23	New Issue	671,971	Common	$.80	No	Madison Trust Company Cust Elizabeth Chlipala	Cash	Restricted	Exempt
12/19/23	New Issue	48,941	Common	$.80	No	Madison Trust Company Cust James E Kerrins	Cash	Restricted	Exempt
12/19/23	New Issue	1,022,045	Common	$.80	No	Madison Trust Company Cust Elizabeth Chlipala	Cash	Restricted	Exempt
12/19/23	New Issue	18,443	Common	$.80	No	Madison Trust Company Cust James E Kerrins	Cash	Restricted	Exempt
12/12/23	New Issue	50,000	Common	$.40	No	Bryan Finley	Cash	Restricted	Exempt
12/21/23	New Issue	125,000	Common	$.80	No	Corey Kotlarz LLC	Cash	Restricted	Exempt
12/12/23	New Issue	50,000	Common	$.40	No	Phillip Tiemann	Cash	Restricted	Exempt
03/25/24	New Issue	87,500	Common	$.40	No	The Entrust Group Inc. CUST Jonathan Tiemann	Cash	Restricted	Exempt

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

As of December 31, 2023, there were 245 record holders and 225 as of December 31, 2022, of the Company’s common stock.

Item 6.	Selected Financial Data.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers, and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

The Company operates to develop artificial intelligence products that enable companies and individuals to reach their highest potential by eliminating language barriers in daily communications by providing high-quality, accurate, and efficient interpretation and translation services using natural language processing (NLP) technology. The Company’s focus is on developing a proprietary architecture that is faster and more accurate than any other company, with a commitment to providing superior quality services to its customers. The Company intends to serve a wide variety of markets and customers and will be focused on becoming a leader in the creation of pragmatic products for the interpretation and translation industry.

Basis of Presentation

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires the use of estimates, assumptions, and the exercise of subjective judgment as to future uncertainties. Our financial statements have been prepared using the accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946.

Results of Operations

Revenues

The Company had revenue of $70,903 and $1,295 for the years ended December 31, 2023, and 2022, respectively.

The Company has generated revenue and intents to generate revenue through the following sources:

●	Subscription Model: The Company may offer its interpretation and translation services to customers on a subscription basis, with customers paying a monthly or annual fee to access the service.

●	Pay-Per-Use Model: The Company may generate revenue on a pay-per-use model, where customers pay for interpretation or translation services on a per-minute or per-word basis.

●	Licensing: The Company may license its proprietary NLP technology and architecture to other companies for a fee.

●	Training and Education: The Company generates revenue by offering training and education services related to interpretation and translation, such as online courses and in-person workshops.

●	Consultancy Services: The Company may generate revenue by offering consultancy services related to interpretation and translation, such as advising clients on best practices or providing customized solutions to meet their specific needs.

●	Partnerships and Collaborations: The Company may form both formal and informal relationships with other businesses or organizations to offer joint interpretation and translation services and generate revenue through a revenue-sharing agreement.

Expenses

●	Research and Development: Developing and maintaining the proprietary NLP technology and architecture will be a significant future expense for the Company. This will include expenses related to hiring and retaining top talent, conducting research and development, and investing in technology infrastructure and equipment.

●	Salaries and Benefits: The Company will invest in hiring and retaining additional employees to perform various functions, such as software development, customer support, sales, and administration. This will include salaries, benefits, and other employee-related expenses.

●	Infrastructure and Equipment: The Company will invest in technology infrastructure and equipment to support its software development and distribution operations. This will include expenses related to servers, software licenses, hardware, and office equipment.

●	Professional Services: Depending on the Company’s needs, it may need to engage professional services such as legal, accounting, or consulting services, which would be an expense for the Company.

●	Distribution and Delivery: The Company will need to invest in distribution and delivery methods for its products, such as software updates, shipping, or online delivery. This will include expenses related to logistics, software licensing, or server maintenance.

The Company will bear all expenses of its operations, including, without limitation: (a) fees, costs and expenses of outside counsel, accountants, auditors, consultants, administrators, depositaries and other similar outside advisors and service providers with respect to the Company and its business or operations; (b) any taxes, fees or other governmental charges levied against the Company or on its income or assets or in connection with its business or operations, and preparation expense in connection with such governmental charges or to otherwise comply with applicable tax reporting obligations or any legal implementation of such regimes, but excluding any amounts to the extent that the Company has been reimbursed therefore; (c) fees, costs and expenses incurred in connection with any audit, examination, investigation or other proceeding by any taxing authority or incurred in connection with any governmental inquiry, investigation or proceeding, in each case, involving or otherwise applicable to the Company, including the amount of any judgments, settlements, remediation or fines paid in connection therewith; (d) the portion fairly allocable to the Company of fees, costs and expenses incurred in connection with legal, regulatory and tax services provided on behalf of the Company and compliance with U.S. federal, state or local law or other non-U.S. law or other law and regulation relating to the Company’s activities, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities; (e) fees, costs and expense related to the offering of Shares (including expense associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offering of Shares) or a transfer of Shares or repurchase (but only to the extent not paid or otherwise borne by the transferring Shareholder and/or assignee of the transferring Shareholder, as appliable); (f) fees, costs and expenses related to procuring, developing, implementing or maintaining information technology, data subscriptions and license-based services, product development materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company in connection with obtaining and performing research related to potential or actual product development; (g) fees, costs and expenses incurred in connection with the dissolution and liquidation of the Company; and (h) all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company.

The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Results of Operations for the Years Ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Revenue	$70,903	$1,295
Total revenue	70,903	1,295

Operating expenses:
Research and development	757,267	157,650
General and administrative	4,074,187	669,550
Advertising and marketing	192,747	49,800
Legal and professional	464,930	434,499
Impairment expense	685,666	-

Total operating expenses	6,174,797	1,311,499

Loss from operations	(6,103,894)	(1,310,204)

Other expense:

Interest expense	(43,169)	(33,368)

Total other expense	(43,169)	(33,368)

Net loss	$(6,147,063)	$(1,343,572)

Revenues. Revenue for 2023 was $70,903 as compared to $1,295 for 2022.

Operating Expenses. Total operating expenses for 2023 was $6,174,797 as compared to $1,311,499 for 2022. The increase was primarily attributable to an increase in general and administrative expenses from our expanded operations and an increase in our research and development costs as we built out our product offering.

Net Loss. As a result of our operating expenses increase significantly beyond the increase in our revenues, we had net loss of $6,147,063 for 2023 as compared to $1,343,572 for 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had total assets of $1,143,690, all of which were current assets. We also had total liabilities of $1,025,919, all of which were current liabilities. We believe our ability to achieve commercial success and continued growth will be dependent upon our ability to sell our products and our continued access to capital either through sales of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regard to investing additional monies.

The Company doesn’t have any plans to repurchase any of its equity or debt.

Related Parties

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of certain transactions and relationships with related parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements for the fiscal years ended December 31, 2023 and 2022 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of OneMeta Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OneMeta, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2023 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Auditing the Company’s treatment of revenue required significant judgment regarding the application of ASC 606 revenue recognition criteria.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that contracts require management’s evaluation and application of ASC 606 such as allocating the standalone transactions prices of the company’s performance obligations.

To evaluate the appropriateness of the instrument’s classification, we examined and evaluated the agreement along with management’s evaluation of the key terms and management’s disclosure of the transactions.

/s/ M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2022.

The Woodlands, TX

April 1, 2024

OneMeta Inc.

(Formerly OneMeta AI)

Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$1,129,935	$400,703
Accounts receivable	6,935	-
Prepaid and other current assets	6,820	-
Total current assets	1,143,690	400,703

Noncurrent assets:
Software, net	-	1,077,475
Total noncurrent assets	-	1,077,475

Total assets	$1,143,690	$1,478,178

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$522,917	$377,883
Accrued expenses, related party	281,012	442,435
Note payable, related party	221,990	-
Convertible note payable, related party	-	221,990
Total current liabilities	1,025,919	1,042,308
Total liabilities	1,025,919	1,042,308

Commitments and contingencies

Mezzanine equity:
Series B-1 convertible preferred stock, $0.70798 redemption value, 8,619,420 shares authorized, 0 and 5,673,346 shares issued and outstanding, respectively	-	4,016,616

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 and 0 shares issued and outstanding, respectively	862	-
Common stock, $0.001 par value, 500,000,000 shares authorized,32,995,460 and 24,983,593 shares issued and outstanding, respectively	32,996	24,984
Additional paid in capital	33,992,707	24,156,001
Accumulated deficit	(33,908,796)	(27,761,733)
Total stockholders’ equity (deficit)	117,771	(3,580,746)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$1,143,690	$1,478,178

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Statements of Operations

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Revenue	$70,903	$1,295
Total revenue	70,903	1,295

Operating expenses:
Research and development	757,267	157,650
General and administrative	4,074,187	669,550
Advertising and marketing	192,747	49,800
Legal and professional	464,930	434,499
Impairment expense	685,666	-

Total operating expenses	6,174,797	1,311,499

Loss from operations	(6,103,894)	(1,310,204)

Other expense:

Interest expense	(43,169)	(33,368)

Total other expense	(43,169)	(33,368)

Net loss	$(6,147,063)	$(1,343,572)

Net loss per common share:
Basic	$(0.22)	$(0.06)
Diluted	$(0.22)	$(0.06)

Weighted average common shares outstanding:
Basic	28,546,287	22,249,977
Diluted	28,546,287	22,249,977

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2023 and 2022

	Series B-1 Convertible Preferred Stock		Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2021	4,309,710	$3,051,189	2,068	$2	-	$-	20,072,409	$20,073	$22,614,628	$(26,418,161)	$(3,783,458)
Common shares issued for cash	-	-	-	-	-	-	3,563,753	3,564	1,321,937	-	1,325,501
Stock based compensation	-	-	-	-	-	-	1,347,431	1,347	212,776	-	214,123
Imputed interest	-	-	-	-	-	-	-	-	6,660	-	6,660
Preferred B-1 shares issued for acquisition of asset	1,363,636	965,427	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,343,572)	(1,343,572)
Balance, December 31, 2022	5,673,346	4,016,616	2,068	2	-	-	24,983,593	24,984	24,156,001	(27,761,733)	(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	6,023,067	6,023	3,101,097	-	3,107,120
Stock based compensation	-	-	-	-	-	-	216,000	216	144,787	-	145,003
Contributed capital	-	-	-	-	-	-	-	-	351,459	-	351,459
Imputed interest	-	-	-	-	-	-	-	-	6,660	-	6,660
Additional shares issued for prior year software acquisition	2,946,074	2,085,762	-	-	-	-	1,772,800	1,773	131,187	-	132,960
Reclassification of mezzanine equity	(8,619,420)	(6,102,378)	-	-	8,619,420	862	-	-	6,101,516	-	6,102,378
Net loss	-	-	-	-	-	-	-	-	-	(6,147,063)	(6,147,063)
Balance, December 31, 2023	-	$-	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,147,063)	$(1,343,572)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	6,660	6,660
Additional shares issued for prior year software acquisition	2,218,722	-
Stock based compensation	145,003	214,123
Amortization	391,809	97,952
Impairment expense	685,666	-
Net change in:
Accounts receivable	(6,935)	-
Prepaid and other current assets	(6,820)	-
Accounts payable	614,986	(54,863)
Accrued expenses, related party	(279,916)	357,555

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,377,888)	(722,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software	-	(210,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	3,107,120	1,325,501

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,107,120	1,325,501

NET CHANGE IN CASH	729,232	393,356
Cash, beginning of period	400,703	7,347
Cash, end of period	$1,129,935	$400,703

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$469,952	$113,439
Reclassification of mezzanine equity	$6,102,378	$-
Series B-1 convertible preferred shares issued for software	$-	$965,427
Contributed capital	$351,459	$-

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Notes to the Financial Statements

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

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2023 and 2022, there was no allowance for credit losses.

Property and Equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Category	Useful Lives
Building and improvements	3 years

Intangible Assets, and Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of a long-lived asset is measured by comparison of the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the year ended December 31, 2023, the Company evaluated the software for impairment and recorded an impairment expense of $685,666.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Subscription and license revenue	$54,483	$1,295
Training and education	16,420	-
Total revenue	$70,903	$1,295

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of December 31, 2023 and 2022, deferred revenue was $0.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2023 and 2022, reflected in the accompanying statement of operations.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

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

The total purchase price for the acquisition was determined to be $1,175,427 which consisted of $210,000 cash paid and 1,363,636 shares of Series B-1 convertible preferred stock valued at the redemption value of $0.70798 per share with a fair value of $965,427. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as software on the balance sheet. The Company estimated the useful life of the software acquired and purchased to be 3 years. During the years ended December 31, 2023 and 2022, the Company recorded $391,809 and $97,952 of amortization expense related to the software, respectively. During the year ended December 31, 2023, the Company evaluated the software for impairment and recorded an impairment expense of $685,666.As of December 31, 2023 and 2022, the software balance, net of amortization was $0 and $1,077,475, respectively.

Note 5. Related Party Transactions

Expense paid on the Company’s behalf

During the years ended December 31, 2023 and 2022, Mr. Day paid $469,952 and $113,439 of expenses on the Company’s behalf and was repaid $479,425 and $103,030, respectively. As of December 31, 2023 and 2022, the balance owed to Mr. Day was $4,337 and $13,809, respectively.

Founder note

Rowland Day, the Company’s prior CEO agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and is convertible into Series B-1 preferred stock at the rate of $0.10 per share. During the years ended December 31, 2023 and 2022, this Company recorded imputed interest expense of $6,660. On October 1, 2023, with no consideration given, Mr. Day agreed to waive the convertible feature on the note payable, related party. As of December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $33,299. As of December 31, 2022, the convertible note payable, related party principal balance was $221,990, with accrued interest of $22,198.

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to the September 1, 2022. As a result, the Company recorded the settlement of $351,459 as a contribution to capital.

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

Common Stock

2023

During the year ended December 31, 2023, the Company issued 6,023,067 shares of common stock for cash and collected $3,107,120.

During the year ended December 31, 2023, the Company issuance of 216,000 shares of common stock to consultants for services provided that were valued at $83,434.

On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 1,772,800 shares of common stock with a fair value of $132,960 to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. The shares were valued at $0.075, the closing price of the Company’s stock on May 2, 2023.

2022

On March 1, 2017, the Company entered into a consulting agreement. As consideration for its services under the Agreement, the Company agreed to pay to the consultant 847,431 restricted shares of the Company’s common stock and vest over five years. The shares were valued at $0.50 per share based on estimated fair value using the cash selling price at the time of issuance and will be recognized over the service period. During the year ended December 31, 2021, the Company recorded expense of $84,743 related to this agreement. During the year ended December 31, 2022, the Company issued 847,431 shares related to this agreement and recognized $14,124 of expense for services provided during the year ended December 31, 2022. Additionally, and unrelated to the terms of the consulting agreement, the Company issued the consultant 500,000 bonus shares in 2022. The shares were valued at $0.40 per share based on estimated fair value using the cash selling price at the time of issuance and vested at issuance.

During the year ended December 31, 2022, the Company issued 3,563,753 shares of common for cash and collected $1,325,501.

Preferred Stock

Series A Convertible Preferred Stock

In April 2008, our board of directors designated 5,000,000 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1.25 common share basis. As of December 31, 2023 and December 31, 2022, there are 2,068 shares of Series A-1 issued and outstanding.

Series B-1 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with the redemption value of $0.70798 per share. Series B -1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock the series of preferred shares are convertible into. Each share is convertible on a 1 to 11 common share basis. Series B-1 preferred shares also include covenants requiring 51% of the outstanding votes of the series of stock to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 is included in mezzanine equity on the balance sheet, because it is convertible at the redemption value into a variable number of shares. On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Convertible preferred stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. On September 30,2023, the Company amended their Articles of Incorporation to remove the redemption right on the Series B-1, which was reclassified from mezzanine equity to permanent equity on the balance sheet. As of December 31, 2023 and 2022, there are 8,619,420 and 5,673,346 shares of Series B-1 issued and outstanding, respectively.

Series B-2 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. Series B -2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of December 31, 2023 and 2022, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

During the year ended December 31, 2023, the Company issued 350,000 common stock warrants in conjunction with stock purchase agreements. The warrants have a 5-year term and an exercise price range from $1.00 - $2.00. The common stock warrants have a relative fair value of $72,785.The Company valued the warrants using the Black-Scholes model with the with the following range of key assumptions: Stock price $0.167 - $0.40, Exercise price $1.00 - $2.00, Term 5 years, Volatility 169.90% – 172.74%, Discount rate 3.91% – 4.27% and a Dividend yield of 0%.

The following table summarizes the stock warrant activity for the years ended December 31, 2023 and 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	78,750	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2022	78,750	0.50
Granted	350,000	1.29
Exercised	–	–
Forfeited	–	–
Expired	(78,750)	0.50
Outstanding, December 31, 2023	350,000	$1.29

As of December 31, 2023 the outstanding and exercisable warrants have a weighted average remaining term of 4.31 with no intrinsic value, respectively.

Stock Options

On June 5, 2023, the Company issued 400,000 options to an employee. The options have a five year term at an exercise price of $0.17. The options vest at 10% over a four year period in equal installments on each of the succeeding four anniversary dates. The remaining 240,000 options vest upon the Company attaining a $60,000,000 run rate by December 31, 2025. The total fair value of these option grants at issuance was $62,002.

On August 25, 2023, the Company issued 125,000 options to an employee. The options have a three month term at an exercise price of $0.40 and vest upon issuance. On November 24, 2023, the options expired. The total fair value of these option grants at issuance was $3,850.

On October 1, 2023, the Company issued 45,000 options to an advisory board member. The options have a five year term at an exercise price of $0.27 and vest upon issuance. The total fair value of these option grants at issuance was $11,572.

On October 11, 2023, the Company issued 550,000 options to an advisory board member. The options have a five year term at an exercise price of $0.57. The options vest as follows: (i) 25,000 options on each of January 31, April 30, July 31, and October 31 for the years 2024 and 2025; (ii) 50,000 options upon the Company’s revenue from the sale of the Company’s products through customer’s channels exceeding $5,000,000 by June 30, 2024; (iii) 100,000 options upon the Company’s revenue from the sale of the Company’s products through customer’s channels exceeding $20,000,000 by June 30, 2025; and (iv) 200,000 options upon the Company’s revenue from the sale of the Company’s products through customer’s channels exceeding $40,000,000 by June 30, 2026. The total fair value of these option grants at issuance was $298,275.

On December 16, 2023, the Company issued 1,000,000 options to a director. The options have a ten year term at an exercise price of $0.57. The options vest over a four year period in equal installments on each of the succeeding four anniversary dates. The total fair value of these option grants at issuance was $397,140.

During the year ended December 31, 2023, the Company issued 1,650,000 common stock options to consultants and a Director. The options have a term ranging from three to five years with exercise prices ranging from $0.40 - $0.75. Of the 1,650,000 options, 100,000 options vest upon issuance and 1,550,000 options vest 20% at issuance and 80% over a four year period in equal installments on each of the succeeding four anniversary dates. The total fair value of these option grants at issuance was $611,764.

The Company valued the stock options using the Black-Scholes model with the following range of key assumptions: Stock price $0.17 - $0.57, Exercise price $0.27 - $0.75, Term 0.25 - 5 years, Volatility 76.64% – 172.88% and Discount rate 2.01% – 4.60%.

During the year ended December 31, 2023, the Company recognized $61,569 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	–	$–
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2022	–	–
Granted	3,770,000	0.43
Exercised	–	–
Forfeited	–	–
Expired	(125,000)	0.40
Outstanding, December 31, 2023	3,645,000	$0.43
Exercisable, December 31, 2023	465,000	$0.46

As of December 31, 2023 the outstanding and exercisable options have a weighted average remaining term of 4.81 with an intrinsic value of $9,500.

Note 7. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Income tax benefit computed at the statutory rate	$1,291,000	$282,000
Tax effect of:
True-up and non-deductible expenses	1,952,000	(45,000)
Change in valuation allowance	(3,243,000)	(237,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2023	2022
Deferred income tax assets
Net operating losses	$3,525,000	$282,000
Valuation allowance	(3,525,000)	(282,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $16,789,000.

Note 8. Subsequent Events

On January 24, 2024, the Board of Directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in 4 equal annual installments beginning one year from the issuance date.

Subsequent to December 31, 2023, the Company issued 87,500 shares of common stock at $0.40 per share and collected $35,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022.

Based on this evaluation, these officers concluded that, as of December 31, 2023 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective at December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company’s annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have been able to remediate some of the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Item 9B.	Other Information.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our officers and directors, as of December 31, 2023.

Name	Age	Position
Executive Officers
Saul I. Leal	43	Chief Executive Officer, Director
Rowland W. Day, II	68	President, CFO, Secretary and Chairman of the Board
Thomas E. Hogan	64	Independent Director
Roy Chestnutt	64	Independent Director

Our executive officers are appointed by, and serve at the discretion of, our board of directors and each holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following are biographical summaries of the experience of our directors and executive officers:

Rowland W. Day, II—President, CFO, Secretary and Chairman of the Board Executive Officer and Chairman of the Board. Rowland is our President, CFO, Secretary, and our Chairman of the Board. For the prior five (5) years, Mr. Day served as President and CEO of the Company. Mr. Day is a corporate securities lawyer and has practiced law since 1983. Mr. Day has been a director of TechTeam Global, Inc, (NASDAQ symbol: TEAM), RE3W WorldWide, Inc., Restaurants on the Run, HDL Communications, and Bikers Dream. Mr. Day was a General Partner of FarWest Ventures, a venture capital firm from 1990-1994.

Saul I. Leal—Chief Executive Officer and Director. Saul joined the Company in August 2022. Mr. Leal holds a degree in Systems Engineering from Military University UNEFA in Venezuela, a master’s degree in business from The Marriott School of Business, cum laude, Executive Education in Marketing from the Kellogg School of Management, and Advance Statistics Executive Education from Stanford University. Mr. Leal’s experience includes the following:

●	From 2006 to 2007, Mr. Leal worked at Deloitte & Touche.
●	From 2007 to 2014, Mr. Leal worked as Station Manager at BYU Broadcasting, where he developed viable businesses in more that 20 countries, built products that have been distributed to over 55 million cell phones and approximately 39 million pay TV viewers, and translated over 15,000 hours of content into multiple languages.
●	From 2014 to 2021, Mr. Leal served as General Manager and Director of Global Initiatives at Deseret Management Corporation. Mr. Leal led the development of one of the largest digital publishers achieving more than 256 million social media follows and over 4 billion monthly impressions.
●	In 2021, Mr. Leal founded Metalanguage, an artificial intelligence architecture using the latest NLP and LLM technology to provide pragmatic, user-centric solutions to the interpretation and behavioral industry.
●	Mr. Leal has served on multiple advisory boards, including Oracle Cloud USA CAB, Ad Council, Leadership Council, and The Leonardo, Museum of Creativity & Innovation.
●	During his career, Mr. Leal earned 27 nominations and 9 regional Emmys.

Mr. Leal holds degrees in Systems Engineering from Military University UNEFA in Venezuela, a Master’s degree in Business from The Marriott School of Business, cum laude, Executive Education in Marketing from the Kellogg School of Management, and Advance Statistics Executive Education from Stanford University.

Non-Employee Directors

Thomas E. Hogan—Independent Director. Mr. Hogan has been a member of our board of directors since December 2023. Mr. Hogan recently retired as the operating managing director of Vista Equity Partners, the world’s largest software fund managing over $100 Billion in assets. Mr. Hogan currently serves as Executive Chairman of Cellebrite DI Ltd. (Nasdaq:CLBT); and his experience includes Executive Vice-President of sales and marketing for Hewlett Packard, Executive Vice-President of Software for HP, Executive Vice-President of CSC, chief sales officer for Siebel Systems, CEO of Kony, Inc. and President and CEO of Vignette. Additionally, Mr. Hogan has served as a director of Citrix, Pluralsight, Drift, Vignette, Kony, Gainsight, Vastera, and Inforte.

Roy Chestnutt—Independent Director. Mr. Chestnutt has been a member of our Board of Directors since January 2024. He is the former Executive Vice President and Chief Strategy Officer for Verizon. He brings a remarkable 30+ year track record of experience in operations, corporate strategy, business development, joint ventures, and strategic investments.

Mr. Chestnutt is currently on the Board of Directors of Telstra-Australia’s leading telecommunications and technology company, Digital Turbine, and Intelsat. Additionally, he is on the Accenture Luminaries Board of Advisors, Tillman Global Holdings, and FTI/Delta Partners. Previously Mr. Chestnutt served as a director of Saudi Telecom, as a Senior Advisor to Blackstone, and served on the Board of Directors of Global System for Mobile Communications Association (“GSMA”) which is comprised of numerous mobile carriers from around the world and over 400 companies involved in the mobile ecosystem.

Non-Employee Director Compensation

Non-Employee Director Compensation Policy

We believe that equity compensation is appropriate to attract and retain the individuals we desire to serve on our board of directors and that this approach is comparable to the policies of our peers. We further believe that it is appropriate to provide equity compensation to our non-employee directors to align their long-term interests with those of the Company and our stockholders.

Upon joining the Company in December 2023, we awarded Mr. Hogan options to purchase 1,000,000 shares vesting over a four year term and with an exercise price of $0.40. Upon joining the Company in January 2024, we awarded Mr. Chestnutt options to purchase 750,000 shares vesting over a four year period and with an exercise price of $0.51.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors, and stockholders who own more than 10% of our Class A common stock are required by SEC regulations to furnish us with copies of all such reports.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2023 all required reports were filed on a timely basis under Section 16(a), other than one initial reports for Saul Leal, Rowland Day and Thomas Hogan. We are working to remedy these delinquent filings.

Item 11.	Executive Compensation

This section describes our compensation program for our named executive officers (“NEOs”) for the years ended December 31, 2023 and 2022. Our NEOs are:

●	Rowland W. Day, II – President, Chief Financial Officer, Secretary and Chairman of the Board

●	Saul I. Leal - Chief Executive Officer, Director

The following table provides details with respect to the total compensation of our NEOs during the fiscal years ended December 31, 2023 and 2022. Our NEOs are (a) each person who served as our Chief Executive Officer during 2023, (b) the next two most highly compensated executive officers serving as of December 31, 2023 whose total compensation exceeded $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2023.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rowland W. Day, II (President, Chief Financial Officer, Secretary and Chairman of the Board)	2023	180,000	-	-	-	-	-	-	-	180,000
	2022	60,000	-	-	-	-	-	-	-	60,000
Saul I. Leal (Chief Executive Officer and Director)	2023	180,000	-	-	-	-	-	-	-	180,000
	2022	60,000	-	-	-	-	-	-	-	60,000

The Company does not compensate directors through bonuses, stock awards, option awards, nonequity incentive plans, nonqualified deferred compensation earnings, or other compensation. Neither Mr. Day nor Mr. Leal has any outstanding equity awards.

Compensation of Executive Officers

The Company previously accrued $15,000 of salary per month for Rowland Day, Chief Executive Officer (“CEO”), with interest at 5% per annum on the CEO’s accrued salary. On March 25, 2021, Mr. Day agreed to forego and cancel the Corporation’s obligation to pay his accrued salary of $1,553,000 and accrued interest of $301,053 which was recorded to additional paid in capital. Mr. Day resigned as CEO effective August 1, 2022, and remained as the Chairman of the Board, President, Chief Financial Officer, and Secretary of the Company. On August 1, 2022, Saul Leal as appointed as CEO and as a director. On September 1, 2022, the Company agreed to compensate Mr. Leal and Mr. Day each $15,000 per month for his services.

During the years ended December 31, 2023, and 2022, the Company recognized $260,000 and $260,0000 of salary expense. As of December 31, 2023, and 2022, the Company accrued $387,000 and $180,000 of salary expense, with accrued interest of $19,426 and $3,818, respectively.

Compensation of Directors

No compensation is paid to our directors, who are not Independent Directors.

The table below sets forth the compensation of the Company’s non-employee directors for 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Thomas Hogan	-	397,140	-	-	-	$397,140
Roy Chestnutt	-	380,114	-	-	-	380,114

(1)	Mr. Hogan has options to purchase 1,000,000 shares of the Company’s common stock, vesting over a four year period from December 2023.
(2)	Mr. Chestnutt has options to purchase 750,000 shares of the Company’s common stock, vesting over a four year period from January 2024.

Item 12

The following table sets forth, as of December 31, 2023, the number of shares of common stock and preferred stock owned of record and beneficially by our executive officers, directors, and persons who beneficially own more than 5% of any class of our capital stock.

Names of All Officers, Directors, and Control Persons	Affiliation with Company (e.g. Officer Title/Director/Owner of More than 5%)	Residential Address	Number of Shares Owned	Share Type/Class	Ownership Percentage of Class Outstanding
Rowland W. Day, II	President, CFO, and Director	2510 East Sunset Road, Suite 5-837, Las Vegas, NV 89120	2,142,800 Common and 4,309,710 Series B-1 Preferred*	Common and Series B-1 Preferred	7.6% of the Common and 50% of the Series B-1 Preferred
Saul Leal	Chief Executive Officer and Director	2510 East Sunset Road, Suite 5-837, Las Vegas, NV 89120	2,142,800 Common And 4,309,710 Series B-1 Preferred of which 1,363,638 Series B-1 Preferred are held in escrow*	Common and Series B-1 Preferred	7.6% of the Common and 50% of the Series B-1 Preferred
AOS Holdings, LLC	Owner of More than 5%	4310 Guion Rd. Indianapolis, IN 46032	2,666,667	Common	8.662%
Nicholson Family Trust	Owner of More than 5%	36 Palazzo, Newport Beach, CA 92660	167	Series A Preferred**	8.075%
Melinda Owen Bass	Owner of More than 5%	4403 Homewood	667	Series A Preferred**	32.253%
Clayton Walls	Owner of More than 5%	5055 Addison Cir., PH 711, Addison, TX 75001	668	Series A Preferred**	32.302%
Donald Bailey Holmes	Owner of More than 5%	111 Dahlia Pass, Spring Branch, TX 78070	167	Series A Preferred**	8.075%
Gregory K. Bell & Annette Bell JTWROS	Owner of More than 5%	P.O. Box 1886, Forney, TX 75126	134	Series A Preferred**	6.480%
Collective Management Ownership	Officers and Directors	2510 East Sunset Road, Suite 5-837, Las Vegas, NV 89120	4,285,600 Common and 8,619,420 Series B-1 Preferred	Common and Series B-1 Preferred	15.2% of the Common and 100% of the Series B-1 Preferred

*Each share of Series B-1 Preferred Stock shall be convertible, at the option of the holder, at a rate of eleven (11) shares of Common Stock for each share of Series B-1 Preferred Stock, and holders of the Series B-1 Preferred Stock shall be entitled to 3.2 times the number of votes on all matters submitted to the shareholders, that is equal to the number of shares of Common Stock into which such holder’s shares of Series B-1 Preferred Stock are convertible.

**Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at a rate of one and one quarter (1 ¼) share of Common Stock for each share of Series A Preferred Stock, and holders of Series A Preferred Stock shall be entitled to votes equal to the number of whole shares of Common Stock into which each share of Series A Preferred Stock could be converted.

2023 Equity Incentive Plan

General

Our board of directors and stockholders adopted the 2023 Equity Incentive Plan as of September 1, 2023, which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of our common stock and other types of awards. The general purpose of the 2023 Equity Incentive Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2023 Equity Incentive Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries.

Description of the 2023 Equity Incentive Plan

The following description of the principal terms of the 2023 Equity Incentive Plan is a summary and is qualified in its entirety by the full text of the 2023 Equity Incentive Plan.

Administration. In general, the 2023 Equity Incentive Plan will be administered by the Compensation Committee of the board of directors. The Compensation Committee will determine the persons to whom options to purchase shares of common stock, stock appreciation rights (or “SARs”), restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards may be granted. The Compensation Committee may also establish rules and regulations for the administration of the 2023 Equity Incentive Plan and amendments or modifications of outstanding awards. No options, stock purchase rights or awards may be made under the 2023 Equity Incentive Plan on or after January 7, 2032 (or, the expiration date), but the 2023 Equity Incentive Plan will continue thereafter while previously granted options, SARs or other awards remain outstanding.

Eligibility. Persons eligible to receive options, SARs or other awards under the 2023 Equity Incentive Plan are those employees, officers, directors, consultants, advisors and other individual service providers of our Company and our subsidiaries who, in the opinion of the Compensation Committee, are in a position to contribute to our success, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. As of the date of this prospectus, we had four full-time employees, of which two are executive officers. As awards under the 2023 Equity Incentive Plan are within the discretion of the Compensation Committee, we cannot determine how many individuals in each of the categories described above will receive awards.

Shares Subject to the 2023 Equity Incentive Plan. The aggregate number of shares of common stock initially available for issuance in connection with options and other awards granted under the 2023 Equity Incentive Plan is 5,000,000. The number of shares of common stock available for issuance under the 2023 Equity Incentive Plan automatically increases on the first day of each fiscal year of the Company commencing with fiscal year 2024, and the first day of each fiscal year thereafter until the expiration date, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur.

“Incentive stock options”, or ISOs, that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) may be granted under the 2023 Equity Incentive Plan with respect to all of the shares of common stock authorized for issuance under the 2023 Equity Incentive Plan.

If any option or SAR granted under the 2023 Equity Incentive Plan terminates without having been exercised in full or if any award is forfeited, the number of shares of common stock as to which such option or award was forfeited will be available for future grants under the 2023 Equity Incentive Plan. Awards settled in cash will not count against the number of shares available for issuance under the 2023 Equity Incentive Plan.

No non-employee director may receive awards in any calendar year having an accounting value in excess of $250,000 (inclusive of any cash awards to the non-employee director for such year that are not made pursuant to the 2023 Equity Incentive Plan); provided that, in the case of a new non-employee director, such amount is increased to $350,000 for the initial year of the non-employee director’s term.

The number of shares authorized for issuance under the 2023 Equity Incentive Plan and the foregoing share limitations are subject to customary adjustments for stock splits, stock dividends or similar transactions.

Terms and Conditions of Options. Options granted under the 2023 Equity Incentive Plan may be either ISOs or “non-statutory stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2023 Equity Incentive Plan. The exercise price of stock options may not be less than the fair market value per share of our common stock on the date of grant (or 110% of fair market value in the case of ISOs granted to a ten-percent stockholder).

If on the date of grant the common stock is listed on a stock exchange or is quoted on the automated quotation system of the Nasdaq Stock Market, the fair market value will generally be the closing sale price on the date of grant (or the last trading day before the date of grant if no trades occurred on the date of grant). If no such prices are available, the fair market value will be determined in good faith by the Compensation Committee based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an ISO granted to a ten-percent stockholder) from the date of grant. Options granted under the 2023 Equity Incentive Plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. No employee may receive ISOs that first become exercisable in any calendar year in an amount exceeding $100,000. The Compensation Committee may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our common stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid in cash, by certified check, or by bank draft. The Compensation Committee may permit other methods of payment, including through delivery of shares of our common stock having a fair market value equal to the purchase price. The Compensation Committee is authorized to establish a cashless exercise program and to permit the exercise price (and/or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Compensation Committee may permit the holder of an option, SAR or other award to transfer the option, right or other award to immediate family members or a family trust for estate planning purposes. The Compensation Committee will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Compensation Committee may grant SARs under the 2023 Equity Incentive Plan. The Compensation Committee will determine the other terms applicable to SARs. The exercise price per share of a SAR will not be less than 100% of the fair market value of a share of our common stock on the date of grant, as determined by the Compensation Committee. The maximum term of any SAR granted under the 2023 Equity Incentive Plan is ten years from the date of grant. Generally, each SAR will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our common stock over the exercise price, multiplied by

●	the number of shares of common stock covered by the SAR.

Payment may be made in shares of our common stock, in cash, or partly in common stock and partly in cash, all as determined by the Compensation Committee.

Restricted Stock and Restricted Stock Units. The Compensation Committee may award restricted common stock and/or restricted stock units under the 2023 Equity Incentive Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The restrictions and conditions applicable to each award of restricted stock or restricted stock units may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Compensation Committee. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Compensation Committee may award performance shares and/or performance units under the 2023 Equity Incentive Plan. Performance shares and performance units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of performance shares and performance units.

 Incentive Bonuses. The Compensation Committee may grant incentive bonus awards under the 2023 Equity Incentive Plan from time to time. The terms of incentive bonus awards will be set forth in award agreements. Each award agreement will have such terms and conditions as the Compensation Committee determines, including performance goals and amount of payment based on achievement of such goals. Incentive bonus awards are payable in cash and/or shares of our common stock.

Other Stock-Based and Cash-Based Awards. The Compensation Committee may award other types of equity-based or cash-based awards under the 2023 Equity Incentive Plan, including the grant or offer for sale of shares of our common stock that do not have vesting requirements and the right to receive one or more cash payments subject to satisfaction of such conditions as the Compensation Committee may impose.

Effect of Certain Corporate Transactions. The Compensation Committee may, at the time of the grant of an award provide for the effect of a change in control (as defined in the 2023 Equity Incentive Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and SARs to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or SAR in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) cancel or terminate any award for cash and/or other substitute consideration in exchange for an amount of cash and/or property equal to the amount, if any, that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the change in control, but if the change in control consideration with respect to any option or SAR does not exceed its exercise price, the option or SAR may be canceled without payment of any consideration; or (f) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

Amendment, Termination. The board of directors may at any time amend the 2023 Equity Incentive Plan for the purpose of satisfying the requirements of the Code, or other applicable law or regulation or for any other legal purpose, provided that, without the consent of our stockholders, the board of directors may not (a) increase the number of shares of common stock available under the 2023 Equity Incentive Plan, (b) change the group of individuals eligible to receive options, SARs and/or other awards, or (c) extend the term of the 2023 Equity Incentive Plan.

Tax Withholding

As and when appropriate, we shall have the right to require each optionee purchasing shares of common stock and each grantee receiving an award of shares of common stock under the 2023 Equity Incentive Plan to pay any federal, state, or local taxes required by law to be withheld.

The table below sets forth certain information regarding our OneMeta Inc. 2023 Equity Compensation Plan as of December 31, 2023.

	Equity Compensation Plan Information
Plan category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by security holders(1):	5,000,000	(1)	$0.44	3,370,000
Equity compensation plans not approved by security holders:	N/A		N/A	N/A
Total	5,000,000		$0.44	3,370,000

(1) To automatically be increased on the first day of each fiscal year beginning with 2024, in an amount equal to lesser of (i) five percent (5%) of the outstanding shares of all classes of the Company’s Common Stock (on a fully diluted basis, but rounded to the nearest 1,000 share increment) as of the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board (the “Annual Increase”). Notwithstanding the foregoing and, subject to adjustment as provided in Section 4.3 of the Plan, the maximum number of shares of Common Stock that may be issued upon the exercise of Incentive Stock Options will equal the aggregate number of shares Common Stock stated in Section 4.1(a), and shall be increased on the first day of each Fiscal Year beginning with the Company’s Fiscal Year beginning in 2024 until (and including) the Company’s Fiscal Year beginning in 2033, by the Annual Increase for such Fiscal Year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Expense paid on the Company’s behalf

During the years ended December 31, 2023 and 2022, Mr. Day paid $469,952 and $113,439 of expenses on the Company’s behalf and was repaid $479,425 and $103,030, respectively. As of December 31, 2023 and 2022, the balance owed to Mr. Day was $4,337 and $13,809, respectively.

Founder Note

Rowland Day, the Company’s prior CEO, agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and is convertible into Series B-1 preferred stock at the rate of $0.10 per share. During the years ended December 31, 2023 and 2022, this Company recorded imputed interest expense of $6,660. On October 1, 2023, with no consideration given, Mr. Day agreed to waive the convertible feature on the note payable, related party. As of December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $33,299. As of December 31, 2022, the convertible note payable, related party principal balance was $221,990, with accrued interest of $22,198.

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to the September 1, 2022. As a result, the Company recorded the settlement of $351,459 as a contribution to capital.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently have two independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$46,500	$17,500

Total Audit and Audit-Related Fees	$-	$-

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	Form 10	9/19/2023	3.1
3.2	Bylaws as currently in effect	Form 10	9/19/23	3.2
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	April 1, 2024
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	April 1, 2024
Rowland Day	(Principal Accounting and Financial Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on February 28, 2024.

