Form 10-Q
period 2024-03-31
OneMeta Inc.
filed 2024-05-10
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 9, 2024
Common Stock, $0.001 par value	33,082,960

Series A Preferred, $0.001 par value	2,068

Series B-1 Preferred, $0.001 par value	8,619,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$200,092	$1,129,935
Accounts receivable	6,160	6,935
Prepaid and other current assets	14,295	6,820
Total current assets	220,511	1,143,690

Total assets	$220,511	$1,143,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$417,681	$522,917
Accrued expenses, related party	258,390	281,012
Deferred revenue	16,000	-
Note payable, related party	221,990	221,990
Total current liabilities	914,061	1,025,919
Total liabilities	914,061	1,025,919

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
Series A preferred stock, $0.001 par value, 2,068 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 33,082,960 and 32,995,460 shares issued and outstanding, respectively	33,083	32,996
Additional paid in capital	34,118,396	33,992,707
Accumulated deficit	(34,845,893)	(33,908,796)
Total stockholders’ equity (deficit)	(693,550)	117,771
Total liabilities and stockholders’ equity (deficit)	$220,511	$1,143,690

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023

Revenue	$5,387	$3,160
Total revenue	5,387	3,160

Operating expenses:
Research and development	232,889	145,032
General and administrative	464,039	305,459
Advertising and marketing	33,026	60,607
Legal and professional	205,651	24,584

Total operating expenses	935,605	535,682

Loss from operations	(930,218)	(532,522)

Other expense:

Interest expense	(6,879)	(9,891)

Total other expense	(6,879)	(9,891)

Net loss	$(937,097)	$(542,413)

Net loss per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic	33,046,016	24,983,593
Diluted	33,046,016	24,983,593

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Series B-1 Convertible Preferred Stock		Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	-	$-	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	-	$-	2,068	$2	8,619,420	$862	33,082,960	$33,083	$34,118,396	$(34,845,893)	$(693,550)

Balance, December 31, 2022	5,673,346	$4,016,616	2,068	$2	-	$-	24,983,593	$24,984	$24,156,001	$(27,761,733)	(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	30,000	30	11,970	-	12,000
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(542,413)	(542,413)
Balance, March 31, 2023	5,673,346	$4,016,616	2,068	$2	-	$-	25,451,093	$25,451	$24,344,199	$(28,304,146)	$(3,934,494)

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31, 2024	Three Months ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(937,097)	$(542,413)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	1,665	1,665
Stock based compensation	84,663	12,000
Amortization	-	97,953
Net change in:
Accounts receivable	775	-
Prepaid and other current assets	(7,439)	-
Accounts payable	(15,796)	46,024
Accrued expenses, related party	(107,614)	11,211
Deferred revenue	16,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(964,843)	(373,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	35,000	175,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,000	175,000

NET CHANGE IN CASH	(929,843)	(198,560)
Cash, beginning of period	1,129,935	400,703
Cash, end of period	$200,092	$202,143

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$89,440	$78,049
Contributed capital	$4,448	$-

See accompanying notes to the unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Notes to the Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of OneMeta Inc. (“we”, “our”, “OneMeta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2023 financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2023, have been omitted.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Subscription and license revenue	$5,387	$85
Training and education	-	3,075
Total revenue	$5,387	$3,160

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of March 31, 2024 and December 31, 2023, deferred revenue was $16,000 and $0, respectively.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the three months ended March 31, 2024 and 2023, reflected in the accompanying statement of operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of March 31, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the three months ended March 31, 2024 and 2023, Mr. Day paid $89,440 and $78,049 of expenses on the Company’s behalf and was repaid $65,328 and $48,015, respectively. As of March 31, 2024 and December 31, 2023, the balance owed to Mr. Day was $28,448 and $4,337, respectively.

Founder note

Rowland Day, the Company’s prior CEO agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and is convertible into Series B-1 preferred stock at the rate of $0.10 per share. During the three months ended March 31, 2024 and 2023, this Company recorded imputed interest expense of $1,665. On October 1, 2023, with no consideration given, Mr. Day agreed to waive the convertible feature on the note payable, related party. As of March 31, 2024 and December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $36,073 and $33,299, respectively.

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to September 1, 2022. As a result, the Company recorded a settlement of $351,459 as a contribution to capital during the year ended December 31, 2023. During the three months ended March 31, 2024, the Company recorded an additional $4,448 as a contribution to capital related to the settlement.

Note 5. Equity

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

Common Stock

On February 6, 2024, the Company issued 87,500 shares of common stock at $0.40 per share and collected $35,000.

Preferred Stock

Series A Convertible Preferred Stock

In April 2008, our board of directors designated 5,000,000 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. On May 1, 2023, the Company amended their Series A to decrease the authorized shares to 2,068 shares. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1.25 common share basis. As of March 31, 2024 and December 31, 2023, there are 2,068 shares of Series A-1 issued and outstanding.

Series B-1 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with the redemption value of $0.70798 per share. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock the series of preferred shares are convertible into. Each share is convertible on a 1 to 11 common share basis. Series B-1 preferred shares also include covenants requiring 51% of the outstanding votes of the series of stock to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 is included in mezzanine equity on the balance sheet, because it is convertible at the redemption value into a variable number of shares. On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Convertible preferred stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. On September 30, 2023, the Company amended their Articles of Incorporation to remove the redemption right on the Series B-1, which was reclassified from mezzanine equity to permanent equity on the balance sheet. As of March 31, 2024 and December 31, 2023, there are 8,619,420 shares of Series B-1 issued and outstanding.

Series B-2 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Company amended their Series B-2 to decrease the authorized shares to 0 shares. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of March 31, 2024 and December 31, 2023, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2024	350,000	$1.29

As of March 31, 2024 the outstanding and exercisable warrants have a weighted average remaining term of 4.06 with no intrinsic value, respectively.

Stock Options

On January 24, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in 4 equal annual installments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386.

The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 10 years, Volatility 162.68% and Discount rate 4.14%.

During the three months ended March 31, 2024, the Company recognized $84,663 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	3,645,000	$0.43
Granted	750,000	0.51
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2024	4,395,000	$0.43
Exercisable, March 31, 2024	490,000	$0.47

As of March 31, 2024, the outstanding and exercisable options have a weighted average remaining term of 5.46 with an intrinsic value of $137,125.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our registration statement filed pursuant to Section 12(g) of The Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on June 30, 2023, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on August 25, 2023, and Amendment No 2, filed with the Securities and Exchange Commission on September 19, 2023. (“Registration Statement”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

●	Verbum. Verbum supports near-real time web-based conversations, discussions, meetings, and online chats in 112 languages and 40 dialects, enabling fluent and effective communication among individuals that do not speak the same language. This product is distributed through the Company’s online platform, direct sales to businesses and organizations, and the Company is attempting to develop partnerships with existing video conferencing providers. The competitive position is against other video conferencing providers that also offer live interpretation services, such as Microsoft Teams, Zoom and Google Meet. The Company believes its main competitors are organizations that supply human interpreters which can be 10X times more expensive than the Company’s Verbum product. The primary market for the Company’s Verbum product is for organizations or individuals that require real-time interpretation services.

●	Verbum SDK. Verbum Software Developer Kit allows software programmers, potential channel partners, and corporate development teams to integrate the Company’s powerful multilingual communications platform Verbum™ — into new or existing Software-as-a-Service applications and/or client/server programs, helping them remove communication barriers for multinational organizations and/or those serving customers who speak/read different languages. This product may be distributed through partnerships with software developers or through direct sales to businesses and organizations that require interpretation services for their software. The competitive position would be against other software development kit providers that also offer interpretation services, such as Microsoft Azure or Amazon Translate. The market for this product is for software developers and businesses that require interpretation services for their software applications.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended	Three months ended	Increase/
	March 31, 2024	March 31, 2023	(Decrease)

Revenue	$5,387	$3,160	$2,227
Total revenue	5,387	3,160	2,227

Operating expenses:
Research and development	232,889	145,032	87,857
General and administrative	464,039	305,459	158,580
Advertising and marketing	33,026	60,607	(27,581)
Legal and professional	205,651	24,584	181,067

Total operating expenses	935,605	535,682	399,923

Loss from operations	(930,218)	(532,522)	397,696

Other expense:

Interest expense	(6,879)	(9,891)	(3,012)

Total other expense	(6,879)	(9,891)	(3,012)

Net loss	$(937,097)	$(542,413)	$394,684

Net Revenue

Our net revenue for the three months ended March 31, 2024 was $5,387, compared to $3,160 for the three months ended March 31, 2024, an increase of $2,227. We had little revenue for both periods as our products have been in the development stage and we have not secured any large scale customer contracts.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2024, were $935,605, compared to $535,682 for the three months ended March 31, 2023, an increase of $399,923. The increase in our operating expenses was primarily a result of an increase in (i) research and development expenses, from $145,032 for the three months ended March 31, 2023 to $232,889 for the three months ended March 31, 2024, (ii) general and administrative expenses, from $305,459 for the three months ended March 31, 2023 to $464,039 for the three months ended March 31, 2024, and (iii) legal and professional expenses, from $24,584 for the three months ended March 31, 2023 to $205,651 for the three months ended March 31, 2024, each of which were connected to the development and marketing of translation and transcription products following the Acquisition, and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the three months ended March 31, 2024, other expense was $6,879. For the three months ended March 31, 2023, other expense was $9,891. Other expense decreased by $3,012 primarily due to decreased interest expense in 2024.

Net Loss

Net loss for the three months ended March 31, 2024, was $937,097, compared to $542,413 for the three months ended March 31, 2023, an increased net loss of $394,684. The increased net loss was primarily due to $399,923 of increased operating expenses.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current Assets	$220,511	$1,143,690

Current Liabilities	$914,061	$1,025,919

Working Capital (Deficit)	$(693,550)	$117,771

As of March 31, 2024, we had working deficit of $693,550. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. As of March 31, 2024, we had cash of $200,092, total liabilities of $914,061, and an accumulated deficit of $34,845,893. As of December 31, 2023, we had cash of $1,129,935, total liabilities of $1,025,919, and an accumulated deficit of $33,908,796.

Cash Flow

Comparison of the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(964,843)	$(373,560)
Net cash provided by financing activities	35,000	175,000

Net change in cash	$(929,843)	$(198,560)

Net Cash Used in Operating Activities

Net cash used in operating activities was $964,843 for the three months ended March 31, 2024, compared to $373,560 for the three months ended March 31, 2023, an increase of $591,283. The increase was primarily due to our net loss.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $35,000 for the three months ended March 31, 2024, compared to $175,000 for the nine months ended March 31, 2023, a decrease of $140,000. Our decreased cash provided by financing activities was primarily attributable to our decrease in sales of our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2024, there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the three months ended March 31, 2024, the Company issued 87,500 shares of common stock at $0.40 per share and collected $35,000.

Stock Options

During the three months ended March 31, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in four equal annual installments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 10 years, Volatility 162.68% and Discount rate 4.14%.

During the three months ended March 31, 2024, the Company recognized $84,663 of expense related to outstanding stock options.

As of March 31, 2024, the outstanding and exercisable options had a weighted average remaining term of 5.46 with an intrinsic value of $137,125.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended March 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1*	Amended and Restated Articles of Incorporation.
21.1**	Subsidiaries of OneMeta Inc.
31.1*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	May 10, 2024
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	May 10, 2024
Rowland Day	(Principal Accounting and Financial Officer)

