Form 10-Q
period 2024-06-30
OneMeta Inc.
filed 2024-08-13
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of June 30, 2024
Common Stock, $0.001 par value	33,664,960

Series A Preferred, $0.001 par value	2,068

Series B-1 Preferred, $0.001 par value	8,619,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$323,330	$1,129,935
Accounts receivable	6,160	6,935
Prepaid and other current assets	9,740	6,820
Total current assets	339,230	1,143,690

Total assets	$339,230	$1,143,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$476,260	$522,917
Accrued expenses	32,589	-
Accrued expenses, related party	352,351	281,012
Deferred revenue	19,500	-
Note payable, related party	221,990	221,990
Senior secured notes payable, related party	441,000	-
Total current liabilities	1,543,690	1,025,919
Total liabilities	1,543,690	1,025,919

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
Series A preferred stock, $0.001 par value, 2,068 shares authorized and 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized and 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 33,664,960 and 32,995,460 shares issued and outstanding, respectively	33,665	32,996
Additional paid in capital	34,677,417	33,992,707
Accumulated deficit	(35,916,406)	(33,908,796)
Total stockholders’ equity (deficit)	(1,204,460)	117,771
Total liabilities and stockholders’ equity (deficit)	$339,230	$1,143,690

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$5,489	$44,802	$10,876	$47,962
Total revenue	5,489	44,802	10,876	47,962

Operating expenses:
Research and development	218,675	191,472	451,564	336,504
General and administrative	671,185	3,210,847	1,135,224	3,516,306
Advertising and marketing	20,447	29,178	53,473	89,785
Legal and professional	146,482	97,332	352,133	121,916

Total operating expenses	1,056,789	3,528,829	1,992,394	4,064,511

Loss from operations	(1,051,300)	(3,484,027)	(1,981,518)	(4,016,549)

Other expense:

Interest expense	(19,213)	(10,581)	(26,092)	(20,472)

Total other expense	(19,213)	(10,581)	(26,092)	(20,472)

Net loss	$(1,070,513)	$(3,494,608)	$(2,007,610)	$(4,037,021)

Net loss per common share:
Basic	$(0.03)	$(0.12)	$(0.06)	$(0.15)
Diluted	$(0.03)	$(0.12)	$(0.06)	$(0.15)

Weighted average common shares outstanding:
Basic	33,164,557	28,196,484	33,105,163	26,592,636
Diluted	33,164,557	28,196,484	33,105,163	26,592,636

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Series B-1 Convertible Preferred Stock		Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	-	$-	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	-	-	2,068	2	8,619,420	862	33,082,960	33,083	34,118,396	(34,845,893)	(693,550)
Common shares issued for cash	-	-	-	-	-	-	582,000	582	465,018	-	465,600
Stock based compensation	-	-	-	-	-	-	-	-	92,338	-	92,338
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(1,070,513)	(1,070,513)
Balance, June 30, 2024	-	$-	2,068	$2	8,619,420	$862	33,664,960	$33,665	$34,677,417	$(35,916,406)	$(1,204,460)

Balance, December 31, 2022	5,673,346	$4,016,616	2,068	$2	-	$-	24,983,593	$24,984	$24,156,001	$(27,761,733)	(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	30,000	30	11,970	-	12,000
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(542,413)	(542,413)
Balance, March 31, 2023	5,673,346	4,016,616	2,068	2	-	-	25,451,093	25,451	24,344,199	(28,304,146)	(3,934,494)
Common shares issued for cash							2,936,667	2,937	1,005,063	-	1,008,000
Additional shares issued for prior year software acquisition	2,946,074	2,085,762	-	-	-	-	1,772,800	1,773	707,347	-	709,120
Stock based compensation	-	-	-	-	-	-	-	-	79,666	-	79,666
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(3,494,608)	(3,494,608)
Balance, June 30, 2023	8,619,420	$6,102,378	2,068	$2	-	$-	30,160,560	$30,161	$26,137,940	$(31,798,754)	$(5,630,651)

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,007,610)	$(4,037,021)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	3,330	3,330
Additional shares issued for prior year software acquisition	-	2,794,882
Stock based compensation	177,001	91,666
Amortization	-	195,905
Net change in:
Accounts receivable	775	(44,760)
Prepaid and other current assets	(2,920)	-
Accounts payable	132,584	124,425
Accrued expenses	32,589	-
Accrued expenses, related party	(103,454)	(89,052)
Deferred revenue	19,500	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,748,205)	(960,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured notes payable, related party	441,000	-
Proceeds from issuance of common shares	500,600	1,183,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	941,600	1,183,000

NET CHANGE IN CASH	(806,605)	222,375
Cash, beginning of period	1,129,935	400,703
Cash, end of period	$323,330	$623,078

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$179,241	$181,996
Contributed capital	$4,448	$-

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Subscription and license revenue	$5,489	$41,202	$10,876	$41,287
Training and education	-	3,600	-	6,675
Total revenue	$5,489	$44,802	$10,876	$47,962

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of June 30, 2024 and 2023, deferred revenue was $19,500 and $0, respectively.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the six months ended June 30, 2024 and 2023, reflected in the accompanying statement of operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of June 30, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the six months ended June 30, 2024 and 2023, Mr. Day paid $179,421 and $181,996 of expenses on the Company’s behalf and was repaid $160,897 and $189,139, respectively. As of June 30, 2024 and December 31, 2023, the balance owed to Mr. Day was $22,861 and $4,337, respectively.

Founder note

Rowland Day, the Company’s prior CEO agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and was originally convertible into Series B-1 preferred stock at the rate of $0.10 per share. On October 1, 2023, with no consideration given, Mr. Day agreed to waive the convertible feature on the note payable, related party. During the six months ended June 30, 2024 and 2023, this Company recorded imputed interest expense of $3,330.

As of June 30, 2024 and December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $38,848 and $33,299, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

As of June 30, 2024 and December 31, 2023, the note payable, related party principal balance was $441,000 and $0, with accrued interest of $11,705 and $0, respectively.

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to September 1, 2022. As a result, the Company recorded a settlement of $351,459 as a contribution to capital during the year ended December 31, 2023. During the six months ended June 30, 2024, the Company recorded an additional $4,448 as a contribution to capital related to the settlement.

Note 5. Equity

The Company is currently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. In addition, The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

On May 1, 2023, the Articles of Incorporation of the Company were amended to increase the authorized B-1 preferred shares to 8,619,420 shares.

Common Stock

On February 6, 2024, the Company issued 87,500 shares of common stock at $0.40 per share and collected $35,000.

During the quarter ended June 30, 2024, the Company issued 582,000 shares of common stock at $0.80 per share and collected $465,600.

Preferred Stock

Series A Convertible Preferred Stock

In April 2008, our board of directors designated 5,000,000 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended to decrease the authorized Series A shares to 2,068 shares of Series A. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which the Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of each of June 30, 2024 and December 31, 2023, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with the redemption value of $0.70798 per share. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 was included in mezzanine equity on the balance sheet, because it was convertible at the redemption value into a variable number of shares. On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Convertible preferred stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1, which was subsequently reclassified from mezzanine equity to permanent equity on the balance sheet. As of June 30, 2024 and December 31, 2023, there are 8,619,420 shares of Series B-1 issued and outstanding.

Series B-2 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of June 30, 2024 and December 31, 2023, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2023	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	350,000	$1.29

As of June 30, 2024 the outstanding and exercisable warrants have a weighted average remaining term of 3.81 with no intrinsic value, respectively.

Stock Options

On January 24, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in 4 equal annual installments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 10 years, Volatility 162.68% and Discount rate 4.14%.

During the six months ended June 30, 2024, the Company recognized $177,001 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2023	3,645,000	$0.43
Granted	750,000	0.51
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	4,395,000	$0.43
Exercisable, June 30, 2024	555,000	$0.45

As of June 30, 2024, the outstanding and exercisable options have a weighted average remaining term of 5.21 with an intrinsic value of $237,950.

Note 6: Subsequent Events

On July 22, 2024, the Company entered into an Independent Software Vendor Program Agreement (the “Agreement”) with Five9, Inc. (“Five9”), a Delaware corporation. Five9 is a leading provider of intelligent cloud software and applications for contact centers. Pursuant to the Agreement, Five9 granted the Company a non-exclusive, worldwide, royalty-free, non-sublicensable and non-transferable license to access the Five9 developer account with the purpose of integrating the Company’s products and services and becoming an accredited vendor under Five9’s ISV program. The Company has agreed to pay a non-refundable ISV Program participation fee to Five9 for the initial one-year term of the Agreement and for each one-year renewal term thereafter. Further, each party to the Agreement may receive referral fees from the other party for the referral of prospective customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. (“2023 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

●	Verbum. Verbum supports real time web-based conversations, discussions, meetings, and online chats in 150 languages, enabling fluent and effective communication among individuals that do not speak the same language. This product is distributed through our online platform, direct sales to businesses and organizations, and we are attempting to develop partnerships with existing video conferencing providers. The competitive position is against other video conferencing providers that also offer live interpretation services, such as Microsoft Teams, Zoom and Google Meet. We believe our main competitors are organizations that supply human interpreters which can be ten times more expensive than our Verbum product. The primary market for our Verbum product is for organizations or individuals that require real-time interpretation services.

●	Verbum SDK. Verbum Software Developer Kit allows software programmers, potential channel partners, and corporate development teams to integrate our powerful multilingual communications platform Verbum™ — into new or existing Software-as-a-Service applications and/or client/server programs, helping them remove communications barriers for multinational organizations and/or those serving customers who speak/read different languages. This product may be distributed through partnerships with software developers or through direct sales to businesses and organizations that require interpretation services for their software. The competitive position would be against other software development kit providers that also offer interpretation services, such as Microsoft Azure or Amazon Translate. The expected market for this product is software developers and businesses that require interpretation services for their software applications.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2024 and 2023, respectively.

	Three months ended	Three months ended	Increase/
	June 30, 2024	June 30, 2023	(Decrease)

Revenue	$5,489	$44,802	$39,313
Total revenue	5,489	44,802	(39,313)
Operating expenses:
Research and development	218,675	191,472	27,203
General and administrative	671,185	3,210,847	(2,539,662)
Advertising and marketing	20,447	29,178	(8,731)
Legal and professional	146,482	97,332	49,150

Total operating expenses	1,056,789	3,528,829	(2,472,040)

Loss from operations	(1,051,300)	(3,484,027)	(2,432,727)

Other expense:

Interest expense	(19,213)	(10,581)	(8,632)

Total other expense	(19,213)	(10,581)	(8,632)

Net loss	$(1,070,513)	$(3,494,608)	$2,424,095

Net Revenue

Our net revenue for the three months ended June 30, 2024 was $5,489, compared to $44,802 for the three months ended June 30, 2024, a decrease of $39,313. We had little revenue for both periods as our products have been in the development stage and we have not secured any large scale customer contracts.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2024, were $1,056,789, compared to $3,528,829 for the three months ended June 30, 2023, a decrease of $2,472,040. The decrease in our operating expenses was primarily a result of a decrease in general and administrative expenses, from $3,210,847 for the three months ended June 30, 2023 to $671,185 for the three months ended June 30, 2024. This decrease was primarily attributable to a decrease in expense related to additional shares issued for prior year software acquisition.

Other Expense

For the three months ended June 30, 2024, other expense was $19,213. For the three months ended June 30, 2023, other expense was $10,581. Other expense increased by $8,632 primarily due to increased interest expense in 2024.

Net Loss

Net loss for the three months ended June 30, 2024, was $1,070,513, compared to $3,494,608 for the three months ended June 30, 2023, a decreased net loss of $2,424,095. The decreased net loss was primarily due to $2,432,727 of decreased loss from operations.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2024 and June 30, 2023, respectively.

	Six months ended	Six months ended	Increase/
	June 30, 2024	June 30, 2023	(Decrease)

Revenue	$10,876	$47,962	$(37,086)
Total revenue	10,876	47,962	(37,086)

Operating expenses:
Research and development	451,564	336,504	115,060
General and administrative	1,135,224	3,516,306	(2,381,082)
Advertising and marketing	53,473	89,785	(36,312)
Legal and professional	352,133	121,916	230,217

Total operating expenses	1,992,394	4,064,511	(2,072,117)

Loss from operations	(1,981,518)	(4,016,549)	2,035,031

Other expense:

Interest expense	(26,092)	(20,472)	5,620

Total other expense	(26,092)	(20,472)	5,620

Net loss	$(2,007,610)	$(4,037,021)	$(2,029,411)

Net Revenue

Our net revenue for the six months ended June 30, 2024 was $10,876, compared to $47,962 for the six months ended June 30, 2023, a decrease of $37,086. We had little revenue for both periods as our products have been in the development stage and we have not secured any large scale customer contracts.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2024, was $1,992,394, compared to $4,064,511 for six months ended June 30, 2023, a decrease of $2,072,117. The decrease in our operating expenses was primarily a result of a decrease in (i) general and administrative expenses, from $3,516,306 for six months ended June 30, 2023 to $1,135,224 for six months ended June 30, 2024, and (ii) advertising and marketing expenses, from $89,785 for six months ended June 30, 2023 to $53,473 for six months ended June 30, 2024.

Other Expense

In the six months ended June 30, 2024, other expense was $26,092. For the six months ended June 30, 2023, other expense was $20,472. Other expense increased by $5,620 primarily due to increased interest expense in 2024.

Net loss

Net loss for the six months ended June 30, 2024 was $2,007,610, compared to $4,037,021 for the six months ended June 30, 2023, a decrease of $2,029,411. The decrease in net loss was primarily due to $2,072,117 of decreased operating expenses.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Current Assets	$339,230	$1,143,690

Current Liabilities	$1,543,690	$1,025,919

Working Capital (Deficit)	$(1,204,460)	$117,771

As of June 30, 2024, we had working capital deficit of $1,204,460. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. As of June 30, 2024, we had cash of $323,330, total liabilities of $1,543,690, and an accumulated deficit of $35,916,406. As of December 31, 2023, we had cash of $1,129,935, total liabilities of $1,025,919, and an accumulated deficit of $33,908,796.

Cash Flow

Comparison of the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(1,748,205)	$(960,625)
Net cash provided by financing activities	941,600	1,183,000

Net change in cash	$(806,605)	$222,375

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,748,205 for the six months ended June 30, 2024, compared to $960,625 for the six months ended June 30, 2023, an increase of $787,580. The change was primarily attributable to decreases in non-cash expenses related to additional shares issued for prior year software acquisition and amortization which was offset by a decrease in net loss.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $941,600 for the six months ended June 30, 2024, compared to $1,183,000 for the six months ended June 30, 2023, a decrease of $241,400. Our decreased cash provided by financing activities was primarily attributable to our decrease in sales of our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2024, there were no changes to the application of critical accounting policies previously disclosed in the 2023 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

During the three months ended June 30, 2024, the Company issued 582,000 shares of common stock at $0.80 per share and collected $465,600.

Stock Options

During the six months ended June 30, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in four equal annual installments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 10 years, Volatility 162.68% and Discount rate 4.14%.

During the six months ended June 30, 2024, the Company recognized $177,001 of expense related to outstanding stock options.

As of June 30, 2024, the outstanding and exercisable options have a weighted average remaining term of 5.21 with an intrinsic value of $237,950.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1**	Amended and Restated Articles of Incorporation.
3.2**	Amended and Restated Bylaws.
3.4**	ONEMETA AI – NV – Secretary of State – Amendment Filing
3.5**	Amendment to Certificate of Designation Series B
3.6**	Certificate of Designation Final – Series A-1
3.7**	Certificate of Designation Series B-1 and Related Certificates of Change
21.1**	Subsidiaries of OneMeta Inc.
31.1*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	August 13, 2024
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	August 13, 2024
Rowland Day	(Principal Accounting and Financial Officer)

