Form 10-Q
period 2024-09-30
OneMeta Inc.
filed 2024-11-13
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Registrant’s telephone number, including area code: (702) 550-0122

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of September 30, 2024
Common Stock, $0.001 par value	33,964,960

Series A Preferred, $0.001 par value	2,068

Series B-1 Convertible Preferred, $0.001 par value	8,619,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$24,254	$1,129,935
Accounts receivable	6,160	6,935
Prepaid and other current assets	16,192	6,820
Total current assets	46,606	1,143,690

Total assets	$46,606	$1,143,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$583,152	$522,917
Accrued expenses	23,031	-
Accrued expenses, related party	471,658	281,012
Deferred revenue	16,000	-
Note payable, related party	221,990	221,990
Senior secured notes payable, related party	549,000	-
Total current liabilities	1,864,831	1,025,919
Total liabilities	1,864,831	1,025,919

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
Series A preferred stock, $0.001 par value, 2,068 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 33,964,960 and 32,995,460 shares issued and outstanding, respectively	33,965	32,996
Additional paid in capital	34,998,705	33,992,707
Accumulated deficit	(36,851,759)	(33,908,796)
Total stockholders’ equity (deficit)	(1,818,225)	117,771
Total liabilities and stockholders’ equity (deficit)	$46,606	$1,143,690

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$3,478	$9,162	$14,354	$57,124
Total revenue	3,478	9,162	14,354	57,124

Operating expenses:
Research and development	202,168	203,588	653,732	540,092
General and administrative	537,164	515,146	1,672,388	4,031,452
Advertising and marketing	25,336	71,253	78,809	161,038
Legal and professional	139,600	265,893	491,733	387,809

Total operating expenses	904,268	1,055,880	2,896,662	5,120,391

Loss from operations	(900,790)	(1,046,718)	(2,882,308)	(5,063,267)

Other expense:

Interest expense	(34,563)	(10,990)	(60,655)	(31,462)

Total other expense	(34,563)	(10,990)	(60,655)	(31,462)

Net loss	$(935,353)	$(1,057,708)	$(2,942,963)	$(5,094,729)

Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.09)	$(0.18)
Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.18)

Weighted average common shares outstanding:
Basic	33,721,004	30,224,461	33,312,494	27,820,812
Diluted	33,721,004	30,224,461	33,312,494	27,820,812

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Series B-1 Convertible Preferred Stock		Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	-	$-	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	-	-	2,068	2	8,619,420	862	33,082,960	33,083	34,118,396	(34,845,893)	(693,550)
Common shares issued for cash	-	-	-	-	-	-	582,000	582	465,018	-	465,600
Stock based compensation	-	-	-	-	-	-	-	-	92,338	-	92,338
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(1,070,513)	(1,070,513)
Balance, June 30, 2024	-	-	2,068	2	8,619,420	862	33,664,960	33,665	34,677,417	(35,916,406)	(1,204,460)
Common shares issued for cash	-	-	-	-	-	-	300,000	300	224,700	-	225,000
Stock based compensation	-	-	-	-	-	-	-	-	94,923	-	94,923
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(935,353)	(935,353)
Balance, September 30, 2024	-	$-	2,068	$2	8,619,420	$862	33,964,960	$33,965	$34,998,705	$(36,851,759)	$(1,818,225)

Balance, December 31, 2022	5,673,346	$4,016,616	2,068	$2	-	$-	24,983,593	$24,984	$24,156,001	$(27,761,733)	(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	30,000	30	11,970	-	12,000
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(542,413)	(542,413)
Balance, March 31, 2023	5,673,346	4,016,616	2,068	2	-	-	25,451,093	25,451	24,344,199	(28,304,146)	(3,934,494)
Common shares issued for cash							2,936,667	2,937	1,005,063	-	1,008,000
Additional shares issued for prior year software acquisition	2,946,074	2,085,762	-	-	-	-	1,772,800	1,773	707,347	-	709,120
Stock based compensation	-	-	-	-	-	-	-	-	79,666	-	79,666
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(3,494,608)	(3,494,608)
Balance, June 30, 2023	8,619,420	6,102,378	2,068	2	-	-	30,160,560	30,161	26,137,940	(31,798,754)	(5,630,651)
Common shares issued for cash							437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	50,000	50	54,146	-	54,196
Reclassification of mezzanine equity	(8,619,420)	(6,102,378)	-	-	8,619,420	862	-	-	6,101,516	-	6,102,378
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(1,057,708)	(1,057,708)
Balance, September 30, 2023	-	$-	2,068	$2	8,619,420	$862	30,648,060	$30,648	$32,469,830	$(32,856,462)	$(355,120)

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,942,963)	$(5,094,729)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	4,995	4,995
Additional shares issued for prior year software acquisition	-	2,794,882
Stock based compensation	271,924	145,862
Amortization	-	293,857
Net change in:
Accounts receivable	775	(12,135)
Prepaid and other current assets	(9,372)	-
Accounts payable	318,210	447,693
Accrued expenses	23,031	-
Accrued expenses, related party	(62,881)	(125,883)
Deferred revenue	16,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,380,281)	(1,545,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured notes payable, related party	549,000	-
Proceeds from issuance of common shares	725,600	1,358,000
Proceeds from advances, related party	72,000	-
Repayment of advances, related party	(72,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,274,600	1,358,000

NET CHANGE IN CASH	(1,105,681)	(187,458)
Cash, beginning of period	1,129,935	400,703
Cash, end of period	$24,254	$213,245

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$257,975	$352,952
Contributed capital	$4,448	$-
Reclassification of mezzanine equity	$-	$6,102,378

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Subscription and license revenue	$-	$3,387	$10,876	$44,674
Training and education	3,478	5,775	3,478	12,450
Total revenue	$3,478	$9,162	$14,354	$57,124

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. As of September 30, 2024 and 2023, deferred revenue was $16,000 and $0, respectively.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the nine months ended September 30, 2024 and 2023, reflected in the accompanying statement of operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of September 30, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Advances, related party

During the nine months ended September 30, 2024, Mr. Day advanced the Company $72,000 and was repaid $72,000. The advances are unsecured, non-interest bearing and are payable on demand. As of September 30, 2024, the advances, related party balance owed to Mr. Day were $0.

Expense paid on the Company’s behalf

During the nine months ended September 30, 2024 and 2023, Mr. Day paid $249,113 and $352,952 of expenses on the Company’s behalf and was repaid $213,042 and $262,850, respectively. As of September 30, 2024 and December 31, 2023, the balance owed to Mr. Day was $40,408 and $4,337, respectively.

During the nine months ended September 30, 2024, Mr. Leal paid $8,862 of expenses on the Company’s behalf. As of September 30, 2024, the balance owed to Mr. Leal was $8,862.

Founder note

Rowland Day, the Company’s prior CEO agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and was originally convertible into Series B-1 preferred stock at the rate of $0.10 per share. On October 1, 2023, with no consideration given, Mr. Day agreed to waive the convertible feature on the note payable, related party. During the nine months ended September 30, 2024 and 2023, this Company recorded imputed interest expense of $4,995.

As of September 30, 2024 and December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $41,623 and $33,299, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

On August 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) February 12, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

On August 27, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $5,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on October 31, 2024. The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

On September 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $23,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) March 26, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

As of September 30, 2024 and December 31, 2023, the note payable, related party principal balance was $549,000 and $0, with accrued interest of $37,904 and $0, respectively.

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to September 1, 2022. As a result, the Company recorded a settlement of $351,459 as a contribution to capital during the year ended December 31, 2023. During the nine months ended September 30, 2024, the Company recorded an additional $4,448 as a contribution to capital related to the settlement.

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

During the quarter ended September 30, 2024, the Company issued 300,000 shares of common stock at $0.75 per share and collected $225,000.

Preferred Stock

Series A Convertible Preferred Stock

In April 2008, our board of directors designated 5,000,000 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended to decrease the authorized Series A shares to 2,068 shares of Series A. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which the Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of each of September 30, 2024 and December 31, 2023, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with the redemption value of $0.70798 per share. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 was included in mezzanine equity on the balance sheet, because it was convertible at the redemption value into a variable number of shares. On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Convertible preferred stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1, which was subsequently reclassified from mezzanine equity to permanent equity on the balance sheet. As of September 30, 2024 and December 31, 2023, there are 8,619,420 shares of Series B-1 issued and outstanding.

Series B-2 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of September 30, 2024 and December 31, 2023, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2024	350,000	$1.29

As of September 30, 2024 the outstanding and exercisable warrants have a weighted average remaining term of 3.56 with no intrinsic value, respectively.

Stock Options

On January 24, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in 4 equal annual installments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 6.25 years, Volatility 162.68% and Discount rate 4.14%.

On August 5, 2024, the board of directors approved the issuance of 100,000 options to an employee. The options have a five-year term at an exercise price of $0.51. The options vest as follows: (i )50,000 options will become vested and exercisable with respect to 3,125 shares on December 31, 2024, and 3,125 shares at the end of each calendar quarter for years 2025, 2026, 2027, and ending on September 30, 2028, until the 50,000 Options are 100% vested (ii) 12,500 Options will vest over four years on an annual basis when the Participant exceeds annual sales objectives established by the Company for years 2025, 2026, 2027, and 2028, for a total of 50,000 Options. Participant’s sales objectives for the following calendar year will be set by November 15 of the prior year. The total fair value of these option grants at issuance was $39,546.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 3.75 years, Volatility 120.76% and Discount rate 3.62%.

On August 19, 2024, the board of directors approved the issuance of 100,000 options to an employee. The options have a five-year term at an exercise price of $0.51. The Option will become vested and exercisable with respect to 7,500 shares on December 31, 2024, and 7,500 shares at the end of each calendar quarter for years 2025, 2026, 2027 and ending on September 30, 2028 until the Option is 100% vested. The total fair value of these option grants at issuance was $52,021.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.57, Exercise price $0.57, Term 3.75 years, Volatility 117.27% and Discount rate 3.75%.

During the nine months ended September 30, 2024, the Company recognized $271,924 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	3,645,000	$0.43
Granted	970,000	0.52
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2024	4,615,000	$0.43
Exercisable, September 30, 2024	580,000	$0.46

As of September 30, 2024, the outstanding and exercisable options have a weighted average remaining term of 4.96 with an intrinsic value of $47,450.

Note 6: Commitments

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

One August 22, 2024, the Company entered into a Genesys AppFoundery ISV Partner Agreement with Genesys Cloud Services, Inc. (“Genesys”), a California corporation. Genesys manages the Genesys AppFoundry, a marketplace of solutions that offers Genesys customers a curated selection of integrations and applications. The agreement governs the Company’s non-exclusive participation as an AppFoundry ISV Partner in the Genesys AppFoundry Program. The Company has agreed to pay a non-refundable revenue share to Genesys during the term of the Agreement based on a percentage of the revenue invoiced by the Company or Genesys in connection with the sale of the Company’s software through the AppFoundry marketplace. The agreement may be terminated by either party without cause upon ninety (90) days written notice to the other party.

Note 7: Subsequent Events

On October 8, 2024, the Company entered into an OEM Agreement (the “Agreement”) with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel, whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. NICE is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language translation solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The Agreement has an exclusivity period of eighteen months and an initial term of three years. Subsequent to September 30, 2024, the Company received $700,000 related to this agreement.

On October 14, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 13, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . The Company will not hereafter create, incur, assume, or suffer to exist any mortgage, pledge, hypothecation, assignment, security interest, encumbrance, lien (statutory or other), preference, priority, of other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement and any financing lease) (each a “Lien”) upon any of its property, revenue, or assets, whether now owned or hereafter acquired without the written consent of Holder. The Company shall cross-default in the payment when due, or otherwise default in performance, after the expiration of any applicable grace period, of any amount payable under existing corporate obligations, or any other obligations of the Company for money borrowed (including capital leases and purchase money financing) in excess of $10,000, or there occurs any event of default or similar circumstance or event entitling the holder thereof to accelerate the obligations thereunder or to exercise rights and remedies, prior to the payment in full of the obligations. If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. To secure the prompt and complete payment of all Secured Obligations, for value received and pursuant to the Note, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

On October 29, 2024, the Company agreed to issue 1,200,000 options to an employee. The options have a five-year term at an exercise price of $0.75 and vest in 4 equal annual installments beginning one year from the issuance date. The options vest as follows: (i) 600,000 options will become vested and exercisable with respect to 37,500 shares on the last day of each calendar quarter beginning June 30, 2024, and ending on March 31, 2028, until the 600,000 Options are 100% vested. In full satisfaction of the relevant obligation of the Company under the Participant’s employment agreement with the Company, the remaining 600,000 Options will become vested and exercisable as follows until the Option is 100% vested (ii) for a period of four years beginning April 1, 2024, ending March 31 of 2025; April 1, 2025, ending March 31, 2026; April 1, 2026 ending March 31, 2027; and April 1, 2027 ending March 31, 2028, 150,000 Options will vest (subject to meeting certain total new bookings) on March 31 of each year, beginning March 31, 2025. Vesting for each 12-month term is contingent upon Participant exceeding a minimum amount of total new bookings as determined by the Company’s board of directors or their designee. For the 2 first term ending on March 31, 2025. Participant must exceed $5 million of total new bookings for the first vesting of 150,000 options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2024 and 2023, respectively.

	Three months ended	Three months ended
	September 30, 2024	September 30, 2023	Increase/ (Decrease)

Revenue	$3,478	$9,162	$(5,684)
Total revenue	3,478	9,162	(5,684)

Operating expenses:
Research and development	202,168	203,588	(1,420)
General and administrative	537,164	515,146	22,018
Advertising and marketing	25,336	71,253	(45,917)
Legal and professional	139,600	265,893	(126,293)

Total operating expenses	904,268	1,055,880	(151,612)

Loss from operations	(900,790)	(1,046,718)	(145,928)

Other expense:

Interest expense	(34,563)	(10,990)	23,573

Total other expense	(34,563)	(10,990)	23,573

Net loss	$(935,353)	$(1,057,708)	$(122,355)

Net Revenue

Our net revenue for the three months ended September 30, 2024 was $3,478, compared to $9,162 for the three months ended September 30, 2023, a decrease of $5,684. We had little revenue for both periods as our products have been in the development stage and we have not secured any large-scale customer contracts.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2024, were $904,268, compared to $1,055,880 for the three months ended September 30, 2023, a decrease of $151,612. The decrease in our operating expenses was primarily a result of: (i) a decrease in advertising and marketing expenses, from $71,253 for the three months ended September 30, 2023 to $25,336 for the three months ended September 30, 2024; and (ii) a decrease in legal and professional expenses, from $265,893 for the three months ended September 30, 2023 to $139,600 for the three months ended September 30, 2024.

Other Expense

For the three months ended September 30, 2024, other expense was $34,563. For the three months ended September 30, 2023, other expense was $10,990. Other expense increased by $23,573 primarily due to an increase in interest expense for senior secured notes in 2024.

Net Loss

Net loss for the three months ended September 30, 2024, was $935,353, compared to $1,057,708 for the three months ended September 30, 2023, a decreased net loss of $122,355. The decreased net loss was primarily due to a $145,928 decrease in operating expenses.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2024 and September 30, 2023, respectively.

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	Increase/ (Decrease)

Revenue	$14,354	$57,124	$(42,770)
Total revenue	14,354	57,124	(42,770)

Operating expenses:
Research and development	653,732	540,092	113,640
General and administrative	1,672,388	4,031,452	(2,359,064)
Advertising and marketing	78,809	161,038	(82,229)
Legal and professional	491,733	387,809	103,924

Total operating expenses	2,896,662	5,120,391	(2,223,729)

Loss from operations	(2,882,308)	(5,063,267)	(2,180,959)

Other expense:

Interest expense	(60,655)	(31,462)	29,193

Total other expense	(60,655)	(31,462)	29,193

Net loss	$(2,942,963)	$(5,094,729)	$(2,151,766)

Net Revenue

Our net revenue for the nine months ended September 30, 2024 was $14,354, compared to $57,124 for the nine months ended September 30, 2023, a decrease of $42,770. We had little revenue for both periods as our products have been in the development stage and we have not secured any large-scale customer contracts.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2024, was $2,896,662, compared to $5,120,391 for nine months ended September 30, 2023, a decrease of $2,223,729. The decrease in our operating expenses was primarily a result of a decrease in (i) general and administrative expenses, from $4,031,452 for nine months ended September 30, 2023 to $1,672,388 for nine months ended September 30, 2024, and (ii) advertising and marketing expenses, from $161,038 for nine months ended September 30, 2023 to $78,809 for nine months ended September 30, 2024.

Other Expense

In the nine months ended September 30, 2024, other expense was $60,655. For the nine months ended September 30, 2023, other expense was $31,462. Other expense increased by $29,193 primarily due to an increase in interest expense for senior secured notes in 2024.

Net loss

Net loss for the nine months ended September 30, 2024 was $2,942,963, compared to $5,094,729 for the nine months ended September 30, 2023, a decrease of $2,151,766. The decrease in net loss was primarily due to a $2,223,729 decrease in operating expenses.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Current Assets	$46,606	$1,143,690

Current Liabilities	$1,864,831	$1,025,919

Working Capital (Deficit)	$(1,818,225)	$117,771

As of September 30, 2024, we had a working capital deficit of $1,818,225. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. As of September 30, 2024, we had cash of $24,254, total liabilities of $1,864,831, and an accumulated deficit of $36,851,759. As of December 31, 2023, we had cash of $1,129,935, total liabilities of $1,025,919, and an accumulated deficit of $33,908,796.

Cash Flow

Comparison of the Nine Months Ended September 30, 2024 and the Nine Months Ended September 30, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(2,380,281)	$(1,545,458)
Net cash provided by financing activities	1,274,660	1,358,000

Net change in cash	$(1,105,681)	$(187,458)

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,380,281 for the nine months ended September 30, 2024, compared to $1,545,458 for the nine months ended September 30, 2023, an increase of $834,823. The change was primarily attributable to increases in non-cash expenses related to stock-based compensation , accrued expenses and deferred revenue.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,274,660 for the nine months ended September 30, 2024, compared to $1,358,000 for the nine months ended September 30, 2023, a decrease of $83,340. The decrease in cash provided by financing activities was primarily attributable to our decrease in sales of our common stock which were offset by increases in proceeds from senior secured notes payable, related party.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2024, there were no changes to the application of critical accounting policies previously disclosed in the 2023 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

During the three months ended September 30, 2024, the Company issued 300,000 shares of common stock at $0.75 per share and collected $225,000.

Stock Warrants

As of September 30, 2024 the outstanding and exercisable warrants have a weighted average remaining term of 3.56 with no intrinsic value, respectively.

Stock Options

On January 24, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in 4 equal annual installments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 6.25 years, Volatility 162.68% and Discount rate 4.14%.

On August 5, 2024, the board of directors approved the issuance of 100,000 options to an employee. The options have a five-year term at an exercise price of $0.51. The options vest as follows: (i )50,000 options will become vested and exercisable with respect to 3,125 shares on December 31, 2024, and 3,125 shares at the end of each calendar quarter for years 2025, 2026, 2027, and ending on September 30, 2028, until the 50,000 Options are 100% vested (ii) 12,500 Options will vest over four years on an annual basis when the Participant exceeds annual sales objectives established by the Company for years 2025, 2026, 2027, and 2028, for a total of 50,000 Options. Participant’s sales objectives for the following calendar year will be set by November 15 of the prior year. The total fair value of these option grants at issuance was $39,546.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 3.75 years, Volatility 120.76% and Discount rate 3.62%.

On August 19, 2024, the board of directors approved the issuance of 100,000 options to an employee. The options have a five-year term at an exercise price of $0.51. The Option will become vested and exercisable with respect to 7,500 shares on December 31, 2024, and 7,500 shares at the end of each calendar quarter for years 2025, 2026, 2027 and ending on September 30, 2028 until the Option is 100% vested. The total fair value of these option grants at issuance was $52,021.The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.57, Exercise price $0.57, Term 3.75 years, Volatility 117.27% and Discount rate 3.75%.

During the nine months ended September 30, 2024, the Company recognized $271,924 of expense related to outstanding stock options.

As of September 30, 2024, the outstanding and exercisable options have a weighted average remaining term of 4.96 with an intrinsic value of $47,450.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	November 12, 2024
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	November 12, 2024
Rowland Day	(Principal Accounting and Financial Officer)

