Form 10-Q/A
period 2024-09-30
OneMeta Inc.
filed 2024-12-13
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment” or “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2024 originally filed on November 13, 2024 (the “Original Filing”) by OneMeta, Inc., a Nevada corporation (“ONEI,” the” Company,” “we,” or “us”). We are filing this Amendment to restate our financial statements as of and for the periods ending June 30, 2023 and September 30, 2023 (collectively, the “Previous Financial Statements”). The Previous Financial Statements are restated to correct the valuation of additional shares issued for prior year software acquisition on May 2, 2023.

The impact of this error is limited to the Company’s results of operation, loss per share, and the error did not impact the Company’s revenue, or net equity. The error has not resulted in any change to the Company’s business plan or operations and does not impact any regulatory requirements or management compensation.

This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as disclosed in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I – Item 1 - Financial Information of our Original Filing has been amended; and

● Part II - Item 4 - Controls and Procedures

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
				As Restated
Revenue	$3,478	$9,162	$14,354	$57,124
Total revenue	3,478	9,162	14,354	57,124

Operating expenses:
Research and development	202,168	203,588	653,732	540,092
General and administrative	537,164	515,146	1,672,388	3,455,292
Advertising and marketing	25,336	71,253	78,809	161,038
Legal and professional	139,600	265,893	491,733	387,809

Total operating expenses	904,268	1,055,880	2,896,662	4,544,231

Loss from operations	(900,790)	(1,046,718)	(2,882,308)	(4,487,107)

Other expense:

Interest expense	(34,563)	(10,990)	(60,655)	(31,462)

Total other expense	(34,563)	(10,990)	(60,655)	(31,462)

Net loss	$(935,353)	$(1,057,708)	$(2,942,963)	$(4,518,569)

Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.09)	$(0.16)
Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.16)

Weighted average common shares outstanding:
Basic	33,721,004	30,224,461	33,312,494	27,820,812
Diluted	33,721,004	30,224,461	33,312,494	27,820,812

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Series B-1 Convertible Preferred Stock		Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	-	$-	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	-	-	2,068	2	8,619,420	862	33,082,960	33,083	34,118,396	(34,845,893)	(693,550)
Common shares issued for cash	-	-	-	-	-	-	582,000	582	465,018	-	465,600
Stock based compensation	-	-	-	-	-	-	-	-	92,338	-	92,338
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(1,070,513)	(1,070,513)
Balance, June 30, 2024	-	-	2,068	2	8,619,420	862	33,664,960	33,665	34,677,417	(35,916,406)	(1,204,460)
Common shares issued for cash	-	-	-	-	-	-	300,000	300	224,700	-	225,000
Stock based compensation	-	-	-	-	-	-	-	-	94,923	-	94,923
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(935,353)	(935,353)
Balance, September 30, 2024	-	$-	2,068	$2	8,619,420	$862	33,964,960	$33,965	$34,998,705	$(36,851,759)	$(1,818,225)

Balance, December 31, 2022	5,673,346	$4,016,616	2,068	$2	-	$-	24,983,593	$24,984	$24,156,001	$(27,761,733)	(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	30,000	30	11,970	-	12,000
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(542,413)	(542,413)
Balance, March 31, 2023	5,673,346	4,016,616	2,068	2	-	-	25,451,093	25,451	24,344,199	(28,304,146)	(3,934,494)
Common shares issued for cash	-	-	-	-	-	-	2,936,667	2,937	1,005,063	-	1,008,000
Additional shares issued for prior year software acquisition	2,946,074	2,085,762	-	-	-	-	1,772,800	1,773	131,187	-	132,960
Stock based compensation	-	-	-	-	-	-	-	-	79,666	-	79,666
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(2,918,448)	(2,918,448)
Balance, June 30, 2023 – As Restated	8,619,420	6,102,378	2,068	2	-	-	30,160,560	30,161	25,561,780	(31,222,594)	(5,630,651)
Common shares issued for cash	-	-	-	-	-		437,500	437	174,563	-	175,000
Stock based compensation	-	-	-	-	-	-	50,000	50	54,146	-	54,196
Reclassification of mezzanine equity	(8,619,420)	(6,102,378)	-	-	8,619,420	862	-	-	6,101,516	-	6,102,378
Imputed interest	-	-	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	-	-	(1,057,708)	(1,057,708)
Balance, September 30, 2023 – As Restated	-	$-	2,068	$2	8,619,420	$862	30,648,060	$30,648	$31,893,670	$(32,280,302)	$(355,120)

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	September 30, 2024	September 30, 2023
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,942,963)	$(4,518,569)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	4,995	4,995
Additional shares issued for prior year software acquisition	-	2,218,722
Stock based compensation	271,924	145,862
Amortization	-	293,857
Net change in:
Accounts receivable	775	(12,135)
Prepaid and other current assets	(9,372)	-
Accounts payable	318,210	447,693
Accrued expenses	23,031	-
Accrued expenses, related party	(62,881)	(125,883)
Deferred revenue	16,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,380,281)	(1,545,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured notes payable, related party	549,000	-
Proceeds from issuance of common shares	725,600	1,358,000
Proceeds from advances, related party	72,000	-
Repayment of advances, related party	(72,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,274,600	1,358,000

NET CHANGE IN CASH	(1,105,681)	(187,458)
Cash, beginning of period	1,129,935	400,703
Cash, end of period	$24,254	$213,245

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$257,975	$352,952
Contributed capital	$4,448	$-
Reclassification of mezzanine equity	$-	$6,102,378

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

Note 3. Restatement of Previously Issued Unaudited Interim Financial Statements

In the course of preparing its fiscal year 2024 financial statements and reviewing comments from the Securities and Exchange Commission in relation to its Annual Report on Form 10-K for the year ended December 31, 2023, the Company identified errors in the financial statements for the its unaudited financial statements for the periods ended June 30, 2024, and September 30, 2024(the “Interim Periods” or the “Affected Periods”). The errors pertain to overstatements in general and administrative expenses and additional paid in capital amounting to $576,160 the six months ended June 30, 2023 and the nine months ended September 30, 2023 resulting from the Company using the stock price from the most recent offering rather than the market price.

The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements).

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Financial Statements is provided for the impacted financial statement line items below for the balance sheets as of June 30, 2023 and September 30, 2023. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The Restatement Adjustments for the periods ending June 30, 2023, September 30, 2023 can be found in the Company’s amended Form 10-Q for the nine months ending September 30, 2023, filed on December 13, 2024.

Balance Sheet (Unaudited)	As of June 30, 2023
	As Reported	Adjustment	As Restated

Additional paid in capital	$26,137,940	$(576,160)	$25,561,780
Accumulated deficit	$(31,798,754)	$576,160	$(31,222,594)

Balance Sheet (Unaudited)	As of September 30, 2023
	As Reported	Adjustment	As Restated

Additional paid in capital	$32,469,830	$(576,160)	$31,893,670
Accumulated deficit	$(32,856,462)	$576,160	$(32,280,302)

Statement of Operations (Unaudited)	For the six months ended June 30, 2023
	As Reported	Adjustment	As Restated

General and administrative	$3,516,306	$(576,160)	$2,940,146
Total operating expenses	4,064,511	(576,160)	3,488,351
Loss from operations	(4,016,549)	576,160	(3,440,389)
Net loss	(4,037,021)	576,160	(3,460,861)
Loss per share - basic and diluted	$(0.15)	$0.02	$(0.13)

Statement of Operations (Unaudited)	For the nine months ended September 30, 2023
	As Reported	Adjustment	As Restated

General and administrative	$4,031,452	$(576,160)	$3,455,292
Total operating expenses	5,120,391	(576,160)	4,544,231
Loss from operations	(5,063,267)	576,160	(4,487,107)
Net loss	(5,094,729)	576,160	(4,518,569)
Loss per share - basic and diluted	(0.18)	0.02	(0.16)

Statement of Cash Flows (Unaudited)	For the six months ended June 30, 2023
	As Reported	Adjustment	As Restated

Cash Flows from Operating Activities:
Net loss	$(4,037,021)	$576,160	$(3,460,861)
Additional shares issued for prior year software acquisition	2,794,882	(576,160)	2,218,722
Net cash used in operating activities	$(960,625)	$–	$(960,625)

Statement of Cash Flows (Unaudited)	For the nine months ended September 30, 2023
	As Reported	Adjustment	As Restated

Cash Flows from Operating Activities:
Net loss	$(5,094,729)	$576,160	$(4,518,569)
Additional shares issued for prior year software acquisition	2,794,882	(576,160)	2,218,722
Net cash used in operating activities	$(1,545,458)	$–	$(1,545,458)

Note 4. Going Concern

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

Note 5. Related Party Transactions

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

Series B-1 Convertible Preferred Stock

In October 2015, our board of directors designated 3,107,438 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with the redemption value of $0.70798 per share. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 was included in mezzanine equity on the balance sheet, because it was convertible at the redemption value into a variable number of shares. On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Convertible preferred stock to the sole shareholder of Metalanguage who is also the CEO of the Company, Saul Leal. The Board approved the transaction to better align incentives in connection with our Acquisition of MetaLanguage given Mr. Leal’s importance to the Company in continuing to lead and expand the business acquired from him. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1, which was subsequently reclassified from mezzanine equity to permanent equity on the balance sheet. As of September 30, 2024 and December 31, 2023, there are 8,619,420 shares of Series B-1 issued and outstanding.

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

Note 7: Commitments

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

Note 8: Subsequent Events

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

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	Increase/ (Decrease)

Revenue	$14,354	$57,124	$(42,770)
Total revenue	14,354	57,124	(42,770)

Operating expenses:
Research and development	653,732	540,092	113,640
General and administrative	1,672,388	3,455,292	(1,782,904)
Advertising and marketing	78,809	161,038	(82,229)
Legal and professional	491,733	387,809	103,924

Total operating expenses	2,896,662	4,544,231	(1,647,569)

Loss from operations	(2,882,308)	(4,487,107)	1,604,799

Other expense:

Interest expense	(60,655)	(31,462)	29,193

Total other expense	(60,655)	(31,462)	29,193

Net loss	$(2,942,963)	$(4,518,569)	$1,575,606

Net Revenue

Our net revenue for the nine months ended September 30, 2024 was $14,354, compared to $57,124 for the nine months ended September 30, 2023, a decrease of $42,770. We had little revenue for both periods as our products have been in the development stage and we have not secured any large-scale customer contracts.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2024, was $2,896,662, compared to $4,544,231 for nine months ended September 30, 2023, a decrease of $1,647,569. The decrease in our operating expenses was primarily a result of a decrease in (i) general and administrative expenses, from $3,455,292 for nine months ended September 30, 2023 to $1,672,388 for nine months ended September 30, 2024, and (ii) advertising and marketing expenses, from $161,038 for nine months ended September 30, 2023 to $78,809 for nine months ended September 30, 2024.

Other Expense

In the nine months ended September 30, 2024, other expense was $60,655. For the nine months ended September 30, 2023, other expense was $31,462. Other expense increased by $29,193 primarily due to an increase in interest expense for senior secured notes in 2024.

Net loss

Net loss for the nine months ended September 30, 2024 was $2,942,963, compared to $4,518,569 for the nine months ended September 30, 2023, a decrease of $1,575,606. The decrease in net loss was primarily due to a $1,647,569 decrease in operating expenses.

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

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	December 13, 2024
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	December 13, 2024
Rowland Day	(Principal Accounting and Financial Officer)

