Form 10-K
period 2024-12-31
OneMeta Inc.
filed 2025-03-06
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

450 South 400 East, Suite 200, Bountiful, UT 84010

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024, based upon the closing price of the common stock as reported on the OTC Bulletin Board on such date, was approximately $9.3 million. As of March 6, 2025, the registrant had 37,790,943 shares of common stock outstanding.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of December 31, 2024
Common Stock, $0.001 par value	37,790,943

Series A Preferred, $0.001 par value	2,068

Series B-1 Preferred, $0.001 par value	8,619,420

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

Business Summary

We develop and market artificial intelligence products that eliminate language barriers in daily communications by providing high-quality, accurate, and efficient interpretation and translation services using natural language processing (NLP) technology. Our proprietary AI and machine learning architecture enable seamless translation and transcription of spoken and written words in seconds across multiple languages. Our VerbumSuite platform facilitates fluid and effective communication among individuals regardless of linguistic differences. With support for real-time conversations over-the-phone, virtual meetings, and online chats in over 140 languages and dialects, Verbum is reshaping how organizations, educational institutions, and customer service centers connect and collaborate. The Company develops and markets artificial intelligence products that eliminate language barriers in daily communications by providing high-quality, accurate, and efficient interpretation and translation services using natural language processing (NLP) technology. Our focus is on developing a proprietary architecture that is faster and more accurate than any other company, with a commitment to providing superior quality services to its customers. We intend to serve a wide variety of markets and customers and are focused on becoming a leader in the creation of products for the interpretation, translation, and transcription industries. Driven by a vision to create a more understanding world and revolutionize global communication, we are committed to solving complex problems with practical solutions. We recognize that artificial intelligence has the potential to turn good decisions into great ones, and we strive to harness this potential to drive positive change across industries.

Our Products

Our current VerbumSuite products described in detail below are built on our proprietary and patented systems and methods for substantially real-time speech, transcription, and translation technology. We are also developing additional proprietary products and features to expand the service capabilities built on our core technological foundation.

●	Verbum. Verbum supports real time web-based conversations, discussions, meetings, and online chats in 140 languages, enabling fluent and effective communication among individuals that do not speak the same language. This product is distributed through our online platform, direct sales to businesses and organizations, and we are attempting to develop partnerships with existing video conferencing providers. The competitive position is against other video conferencing providers that also offer live interpretation services, such as Microsoft Teams, Zoom and Google Meet. We believe our main competitors are organizations that supply human interpreters which can be ten times more expensive than our Verbum product. The Verbum product is available to customers at a wholesale price of $0.30 to $0.36 per minute, as compared to human interpreters, which can range from $45.00 to $150.00 per hour, or $1.25 to $3.00 per minute.(1) The primary market for our Verbum product is for organizations or individuals that require real-time interpretation services.

(1) As reported in “Medical Interpreters in Outpatient Practice”, available at https://pmc.ncbi.nlm.nih.gov/articles/PMC5758324/.

VerbumOnSiteTM – Real Time Translation Powered by AI

•	Multilingual Events - unlocks the power of seamless communication at live events through real-time translation and captioning services. Attendees can effortlessly scan a QR code to access real-time captions in over 140 languages directly on their phones.
•	Ease of Integration - integrates into the event setup, ensuring a smooth and hassle-free experience for organizers and attendees. User-friendly, web-based design and compatibility incorporates powerful multilingual features without technical complexities.
•	Inclusive Communication - committed to breaking language barriers and making events accessible to all such as for those with hearing disabilities. Our solution provides real-time, multilingual closed captions, ensuring full engagement in conversations and presentations and fostering an inclusive event experience.
•	Currently available for use in live events requiring multilingual support.

VerbumCallTM – AI-Powered Over-the-Phone Interpretation with No App or Internet Required

•	Multilingual Calls - unlocks the power of seamless communication over the phone; similar to having a translator readily available in 140+ languages. VerbumCall transforms any mobile device into a personal translator without the need for internet connection or additional applications.
•	Ease of Integration - integrates into the users current systems incorporating powerful multilingual calls without technical complexities.
•	Scalable & Confidential - offers a scalable solution that adapts to the users business needs, whether making one call or thousands of calls. Our AI-powered conversations enable calls to be private and secure, ensuring business communications are confidential and protected.
•	Currently available for integration with major Contract Center as a Service (CCaaS) providers.

VerbumTM for Microstoft Teams – AI Translation for Multilingual Meetings

•	Enhances the Microsoft Teams experience by facilitating multilingual groups to come together in meetings. Enables collaborators from all over the world to work together without language barriers. Each attendee chooses the language that they will be speaking in and the language in which they want to see captions and chat. As each person speaks in their preferred language from a list of 95+ languages, it is translated in near real-time for the rest of the group.
•	When a user selects their preferred language, it does not impact the other users in the meeting. The system allows each user to understand and be understood using their preferred language.
•	Translates chat messages into 3 selected languages in near real-time to allow flow of communication.
•	Enables a transcript function allowing the user to upload documents that can be translated into 95+ languages and shared with the whole team.
•	No formal legal or commercial agreement is required with Microsoft for the operation of this product within Microsoft Teams. The Company fully complies with Microsoft’s comprehensive development, publishing, and certification standards to ensure functionality, security and accessibility.
•	Integration with Microsoft Teams is achieved through Microsoft Teams APIs and compliance with a detailed manifest that undergoes thorough third-party review. The manifest governs Verbum’s features and ensures secure, real-time multilingual translation capabilities, including captions and chat translations for over 120 languages. Verbum interacts with Microsoft Teams by processing real-time meeting audio and chat data (with user permission) to deliver high-accuracy, AI-powered translations directly within the Microsoft Teams interface.
•	Fully operational and available to users.

●	Verbum SDK. Verbum Software Developer Kit allows software programmers, potential channel partners, and corporate development teams to integrate our powerful multilingual communications platform Verbum™ — into new or existing Software-as-a-Service applications and/or client/server programs, helping them remove communications barriers for multinational organizations and/or those serving customers who speak/read different languages. This product may be distributed through partnerships with software developers or through direct sales to businesses and organizations that require interpretation services for their software. The competitive position would be against other software development kit providers that also offer interpretation services, such as Microsoft Azure or Amazon Translate. The expected market for this product is software developers and businesses that require interpretation services for their software applications.

Competition

The artificial intelligence language translation industry is nascent and characterized by rapidly advancing technologies and a strong emphasis on proprietary products. Our competition includes traditional language service providers such as human translators and transcription technology services developed by similar early-stage companies. While the traditional language service providers industry is large and mature, there are significant barriers to growth due to the lack of scalability of human-to-human interpretation and the ineffectiveness of providing a seamlessly fluid conversational experience. There are several early stage businesses who have developed technology for the purpose of voice-to-text closed captioning or generative text-to-voice capabilities, but we believe the practicality of these services diminishes their growth potential as it remains an unnatural form of communication, requires a minimum literacy adequacy for users, and presents challenges to productivity due to the additional cognitive load required to type or read language, major companies worldwide, such as Microsoft and Amazon have explored the development of similar technologies, but are unable to move at the speed and agility of growth-stage firms which will lead to a slow roll out, if developed.

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

Intellectual Property

The following chart provides information regarding the patents and trademarks of the Company:

Patents

Case No.	Title of Invention:	Country:	Status:	Application No.	Filing Date:	Patent No:	Date Issued:	Publication Number:	Published Date:
1META.055PR	SYSTEMS AND METHODS FOR RAPID MULTI-USER TEXT, SPEECH, AND TRANSLATION	US	Closed	63/374220	8/31/2022
1META.055PR2	SYSTEMS AND METHODS FOR RAPID MULTI USER TEXT, SPEECH, AND TRANSLATION	US	Closed	63/429505	12/1/2022
1META.055PR3	SYSTEMS AND METHODS FOR RAPID MULTI-USER TEXT, SPEECH, AND TRANSLATION	US	Closed	63/498261	4/25/2023
1META.055PR4	SYSTEMS AND METHODS FOR RAPID MULTI-USER TEXT, SPEECH, AND TRANSLATION	US	Closed	63/499696	5/2/2023
WEBS.001A	METHOD OF INHIBITING FUNCTIONS OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	12/506045	7/20/2009	8380176	2/19/2013	2010/0035588 A1	2/11/2010
WEBS.001C1	METHOD OF INHIBITING FUNCTIONS OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	13/757141	2/1/2013	8744417	6/3/2014	2013/0210413 A1	8/15/2013
WEBS.001C2	SAFETY OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	14/291407	5/30/2014	9661469	5/23/2017	2015/0111555 A1	4/23/2015
WEBS.001C3	SAFETY OF A MOBILE COMMUNICATIONS DEVICE	US	Issued	15/601592	5/22/2017	9986385	5/29/2018	2018/0077531 A1	3/15/2018
WEBS.004A	DEVICES AND METHODS FOR IMPROVING WEB SAFETY AND DETERRENCE OF CYBERBULLYING	US	Issued	14/576065	12/18/2014	9485206	11/1/2016	2015/0180746 A1	6/25/2015
WEBS.004DA	DISPLAY SCREEN OR PORTION THEREOF WITH GRAPHICAL USER INTERFACE	US	Issued	29/504071	10/1/2014	D792421	7/18/2017
WEBS.004MX	DEVICES AND METHODS FOR IMPROVING WEB SAFETY AND DETERRENCE OF CYBERBULLYING	MX	Issued	MX/a/2016/008094	6/17/2016	362735	2/6/2019
WEBS.004PH	DEVICES AND METHODS FOR IMPROVING WEB SAFETY AND DETERRENCE OF CYBERBULLYING	PH	Issued	1-2016-501195	6/17/2016	1-2016-501195	5/30/2018		6/25/2015

Trademarks

MARK	COUNTRY	FILING DATE APPLICATION NO.	REGISTRATION DATE REG. NO.	CLASSES	STATUS
ONEMETA	US	12/27/2022 97/732496		38 Int., 41 Int., 42 Int.	Published
ONEMETA	AU	6/23/2023 2366631		38 Int., 41 Int., 42 Int.	Published
ONEMETA	BR	6/27/2023 930935543		38 Int.	Published
ONEMETA	BR	6/27/2023 930935586		41 Int.	Published Opposed by Meta Serviços em Informática S/A
ONEMETA	BR	6/27/2023 930935780		42 Int.	Published
ONEMETA	CA	6/21/2023 2265023		38 Int., 41 Int., 42 Int.	Pending
ONEMETA	EM	23-Jun-2023 018892626	11/14/2023 018892626	Class: 38 Int., 41 Int., 42 Int.	Registered
ONEMETA	GB	23-Jun-2023 UK00003926115	09/29/2023 UK00003926115	Class: 38 Int., 41 Int., 42 Int.	Registered
ONEMETA	JP	2023-069779 06/23/2023	01/11/2024 6768808	38 Int., 41 Int., 42 Int.	Registered
ONEMETA	KR	6/23/2023 40-2023-0111479		38 Int., 41 Int., 42 Int.	Published
ONEMETA	MX	6/27/2023 2971922	11/15/2023 2625631	38 Int.	Registered
ONEMETA	MX	6/27/2023 2971924	11/15/2023 2625670	41 Int.	Registered
ONEMETA	MX	6/27/2023 2971926	09/25/2024 2759839	42 Int.	Registered
VERBUM	US	12/27/2022 97/732499		38 Int., 41 Int., 42 Int.	Pending
VERBUM	AU	6/23/2023 2366632	07/15/2024 2366632	38 Int., 41 Int., 42 Int.	Registered
VERBUM	BR	6/27/2023 930935950		38 Int.	Published
VERBUM	BR	6/27/2023 930936027		41 Int.	Published
VERBUM	BR	6/27/2023 930936078		42 Int.	Published
VERBUM	CA	6/21/2023 2265024		38 Int., 41 Int., 42 Int.	Pending
VERBUM	EU	6/23/2023 018892664	11/08/2023 018892664	38 Int., 41 Int., 42 Int.	Registered
VERBUM	UK	6/23/2023 UK00003926123	9/29/2023 UK00003926123	38 Int., 41 Int., 42 Int.	Registered
VERBUM	JP	6/23/2023 2023-069780	12/13/2023 2023-069780	38 Int., 41 Int., 42 Int.	Registered
VERBUM	KR	6/23/2023 40-2023-0111480		38 Int., 41 Int., 42 Int.	Registered
VERBUM	MX	6/27/2023 2971928		38 Int.	Pending
VERBUM	MX	6/27/2023 2971930	11/28/2023 2632270	41 Int.	Registered
VERBUM	MX	6/27/2023 2971933		42 Int.	Pending

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

Human Resources

As of December 31, 2024, the Company had 24 employees and independent contractors. The number of employees will increase through time and natural sales growth.

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

Our common stock trades on the OTC Bulletin Board under the symbol ONEI. As of December 31, 2024, there were 247 shareholders of our common stock and the total shares outstanding of 37,790,943. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2024	HIGH	LOW
Fourth Quarter	$1.64	$0.30
Third Quarter	$0.87	$0.26
Second Quarter	$1.15	$0.05
First Quarter	$1.39	$0.29

Fiscal Year Ended December 31, 2023	HIGH	LOW
Fourth Quarter	$0.90	$0.30
Third Quarter	$0.49	$0.21
Second Quarter	$0.37	$0.05
First Quarter	$0.31	$0.05

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

Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
1-9-2020	New Issue	725,764	Common	$.50	No	Istvan Elek	Cash	Restricted	Exempt
1-15-2020	New Issue	50,000	Common	$.001	No	David Wigginton	Services	Restricted	Exempt
2-19-2020	New Issue	300,000	Common	$.001	No	Torrey Hills Capital-Cliff Mastricola	Services	Restricted	Exempt
2-24-2020	New Issue	150,000	Common	$.001	No	Georgette Wansor	Services	Restricted	Exempt
2-24-2020	New Issue	10,000	Common	$.50	No	Khalid Hayat	Cash	Restricted	Exempt
3-17-2020	New Issue	15,000	Common	$.50	No	Haig Kelegian	Cash	Restricted	Exempt
5-7-2020	New Issue	276,000	Common	$.50	No	Istvan Elek	Cash	Restricted	Exempt
5-13-2020	New Issue	15,000	Common	$.50	No	Istvan Elek	Cash	Restricted	Exempt
1-15-21	New Issue	250,000	Common	$.20	No	Jodi Bardash	Cash	Restricted	Exempt
1-25-21	New Issue	250,000	Common	$20	No	Andrew Hansen	Cash	Restricted	Exempt
1-26-21	New Issue	100,000	Common	$.001	No	Georgette Wansor	Services	Restricted	Exempt
1-27-21	New Issue	50,000	Common	$.20	No	Moises Eskenazi	Cash	Restricted	Exempt
2-1-21	New Issue	89,140	Common	$.20	No	Daniel Feeney	Cash	Restricted	Exempt
2-1-21	New Issue	149,740	Common	$.20	No	Conrad F. Hohener III	Cash	Restricted	Exempt
2-1-21	New Issue	149,360	Common	$.20	No	Keith Stribling Separate Property Trust	Cash	Restricted	Exempt
2-1-21	New Issue	149,360	Common	$.20	No	Newton Family Trust David Newton	Cash	Restricted	Exempt
2-1-21	New Issue	148,865	Common	$.20	No	Philip and Allison Nelson Family Trust	Cash	Restricted	Exempt
2-1-21	New Issue	149,660	Common	$.20	No	Edward A. Gage Jr. Revocable Trust	Cash	Restricted	Exempt
2-1-21	New Issue	149,495	Common	$.20	No	Meyer Living Trust Todd Meyer	Cash	Restricted	Exempt
2-23-21	New Issue	66,667	Common	$.75	No	Robert Hartman	Cash	Restricted	Exempt
2-23-21	New Issue	40,000	Common	$.75	No	Anthony Campisi	Cash	Restricted	Exempt

2-24-21	New Issue	80,000	Common	$.20	No	Valerie Vichikov	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Melinda L. Day	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Hamilton F. Day	Cash	Restricted	Exempt
2-24-21	New Issue	250,000	Common	$.20	No	Rowland W. Day and Milly Day	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	David and Susanne Wigginton	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Rowland W. Day III	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Diana Zivich	Cash	Restricted	Exempt
2-24-21	New Issue	50,000	Common	$.20	No	Ann M. Day	Cash	Restricted	Exempt
2-28-21	New Issue	66,670	Common	$.75	No	David Hartman	Cash	Restricted	Exempt
3-1-21	New Issue	305,145	Common	$.20	No	JHK Holdings LLC J. Kirk Harns	Cash	Restricted	Exempt
3-15-21	New Issue	370,000	Common	$.001	No	Saul Leal	Cash	Restricted	Exempt
3-23-21	New Issue	500,000	Common	$.20	No	Istvan Elek	Cash	Restricted	Exempt
3-29-21	New Issue	50,000	Common	$.20	No	Charles McMurray	Cash	Restricted	Exempt
4-2-21	New Issue	1,475,000	Preferred	$.001	No	Rowland W. Day II	Debt Conversion	Restricted	Exempt
4-6-21	New Issue	3,049,392	Common	$.125	No	Istvan Elek	Cash	Restricted	Exempt
7-6-21	New Issue	1,566	Common	$.001	No	Francis X. Pisano	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	1,567	Common	$.001	No	Ingrid Carrillo	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	1,567	Common	$.001	No	Kevin Hennings	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	4,340	Common	$.001	No	Corey Henke	Debt Conversion	Restricted	Exempt
7-6-21	New Issue	133,000	Common	$.001	No	Bonneville Communications Jeff Barton	Debt Conversion	Restricted	Exempt
7-8-21	New Issue	2,000	Common	$.001	No	Jeffrey Pizzino	Debt Conversion	Restricted	Exempt
7-13-21	New Issue	3,000	Common	$.001	No	Sprout Marketing Bruce Law	Debt Conversion	Restricted	Exempt

8-5-21	New Issue	16,367	Common	$.001	No	Gregory Howison	Debt Conversion	Restricted	Exempt
9-21-21	New Issue	152,627	Common	$.001	No	Knobbe, Martens, Olson & Bear LLP Philip Nelson	Debt Conversion	Restricted	Exempt
1-22-22	New Issue	250,000	Common	$.40	No	Kristy Rus	Cash	Restricted	Exempt
4-1-22	New Issue	1,347,431	Common	$.001	No	Bob Carroll	Consulting Agreement	Restricted	Exempt
4-19-22	New Issue	62,500	Common	$.40	No	Gary Mauro	Cash	Restricted	Exempt
4-22-22	New Issue	25,000	Common	$.40	No	Daniel Wisan	Cash	Restricted	Exempt
5/18/22	New Issue	37,500	Common	$.40	No	Sarah and Clinton Walker	Cash	Restricted	Exempt
6/15/22	New Issue	50,000	Common	$.40	No	Robert Dean Schalow	Cash	Restricted	Exempt
6/20/22	New Issue	37,500	Common	$.40	No	Daniel Wisan	Cash	Restricted	Exempt
7/19/22	New Issue	50,000	Common	$.40	No	Brian J. Finley	Cash	Restricted	Exempt
7/19/22	New Issue	58,750	Common	$.40	No	Roy E. Mullin	Cash	Restricted	Exempt
7/19/22	New Issue	66,250	Common	$.40	No	Roy E. Mullin Roth IRA	Cash	Restricted	Exempt
7/20/22	New Issue	100,000	Common	$.40	No	Richard Allen Sanders	Cash	Restricted	Exempt
8/15/22	New Issue	250,000	Common	$.40	No	Istvan Elek	Cash	Restricted	Exempt
8/19/22	New Issue	15,385	Common	$.65	No	Maria Julia Rojas	Cash	Restricted	Exempt
8/25/22	New Issue	15,385	Common	$.65	No	Munsee Co. LLC Nick Munsee	Cash	Restricted	Exempt
9/9/22	New Issue	15,385	Common	$.65	No	Dominic Pace	Cash	Restricted	Exempt
9/19/22	New Issue	15,395	Common	$.65	No	Sean Blair	Cash	Restricted	Exempt
9/20/22	New Issue	20,000	Common	$.40	No	Nicholas Lampson	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Lindsey Warren Davis	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Elisha Gardener Honeycutt	Cash	Restricted	Exempt

10/10/22	New Issue	90,000	Common	$.40	No	Bryan Finley	Cash	Restricted	Exempt
10/10/22	New Issue	30,000	Common	$.40	No	Garry Maruo	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Leroy Saleme	Cas	Restricted	Exempt
10/10/22	New Issue	40,000	Common	$.40	No	Daniel Wisian	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	George Henry Somerville	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Bradley L Morrison	Cash	Restricted	Exempt
10/10/22	New Issue	30,003	Common	$.40	No	Shilpa P Bakre	Cash	Restricted	Exempt
10/10/22	New Issue	125,00	Common	$.40	No	Dean V Wiberg	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Sonia Van Meter	Cash	Restricted	Exempt
10/10/22	New Issue	20,000	Common	$.40	No	William O Mara	Cash	Restricted	Exempt
10/10/22	New Issue	20,000	Common	$.40	No	Warren Alverson	Cash	Restricted	Exempt
10/10/22	New Issue	10,000	Common	$.40	No	Ryan S Sanders	Cash	Restricted	Exempt
10/20/22	New Issue*	9,615	Common	$.40	No	Sean Bair	Cash	Restricted	Exempt
10/20/22	New Issue	9,615	Common	$.40	No	Munsee Co LLC	Cash	Restricted	Exempt
10/20/22	New Issue*	9,615	Common	$.40	No	Maria Julia Rojas	Cash	Restricted	Exempt
10/20/22	New Issue	9,615	Common	$.40	No	Dominic Pace	Cash	Restricted	Exempt
10/24/22	New Issue	10,000	Common	$.40	No	Thomas Charles Gent	Cash	Restricted	Exempt
10/25/22	New Issue	10,000	Common	$.40	No	Arlo Pignotti	Cash	Restricted	Exempt
10/27/22	New issue	45,000	Common	$.40	No	Evan Spaulding	Cash	Restricted	Exempt
10/29/22	New Issue	62,500	Common	$.40	No	Plan R Enterprises Inc.	Cash	Restricted	Exempt
10/31/22	New Issue	40,000	Common	$.40	No	Thomas C Clemons	Cash	Restricted	Exempt
10/31/22	New Issue	700,000	Common	$.40	No	Gonzalo Carballo	Cash	Restricted	Exempt

11/01/22	New Issue	31,500	Common	$.40	No	Don L Enlow	Cash	Restricted	Exempt
11/29/22	New Issue	10,000	Common	$.40	No	Bear McCreadie	Cash	Restricted	Exempt
11/29/22	New Issue	100,000	Common	$.40	No	Daniel Wisian	Cash	Restricted	Exempt
11/29/22	New Issue	10,000	Common	$.40	No	Lindsey Warren Davis	Cash	Restricted	Exempt
11/29/22	New Issue	12,500	Common	$.40	No	Earls Heritage Trust	Cash	Restricted	Exempt
04/12/23	New Issue	125,000	Common	$.40	No	Larry Oliver	Cash	Restricted	Exempt
04/12/23	New Issue	100,000	Common	$.40	No	Michael L Soileau	Cash	Restricted	Exempt
04/12/23	New Issue	250,000	Common	$.40	No	Abraham Family Trust DTD 9/14/1983	Cash	Restricted	Exempt
04/26/23	New Issue	50,000	Common	$.40	No	Abigail Frank	Cash	Restricted	Exempt
04/26/23	New Issue	250,000	Common	$.40	No	Darren Scharf	Cash	Restricted	Exempt
05/01/23	New Issue	1,772,800	Common	$.001	No	Saul Leal		Restricted	Exempt
05/09/23	New Issue	30,000	Common	$.001	No	The David Politis Company Inc.	Services	Restricted	Exempt
05/12/23	New Issue	125,000	Common	$.40	No	Damon Garcia	Cash	Restricted	Exempt
05/23/23	New Issue	125,000	Common	$.40	No	Quest Trust Company	Cash	Restricted	Exempt
05/23/23	New Issue	250,000	Common	$.40	No	KolleenT Kennedy	Cash	Restricted	Exempt
05/31/23	New Issue	35,000	Common	$.40	No	The Entrust Group Inc. Cust FBO Nicholas	Cash	Restricted	Exempt
05/31/23	New Issue	125,000	Common	$.40	No	Quest Trust Company FBO Ronald L Reeves	Cash	Restricted	Exempt
06/14/23	New Issue	62,500	Common	$.40	No	Adam Yonnotta	Cash	Restricted	Exempt
06/15/23	New Issue	10,000	Common	$.40	No	Lindsey Warren Davis	Cash	Restricted	Exempt
07/11/23	New Issue	25,000	Common	$.40	No	John Consentino	Cash	Restricted	Exempt
07/11/23	New Issue	1,666,667	Common	$.30	No	AOS Holdings Inc.	Cash	Restricted	Exempt

08/18/23	New Issue	200,000	Common	$.40	No	Bryan Finley	Cash	Restricted	Exempt
09/28/23	New Issue	40,000	Common	$.40	No	Jed Morley	Cash	Restricted	Exempt
10/03/23	New Issue	187,500	Common	$.40	No	Chris Weston	Cash	Restricted	Exempt
10/03/23	New Issue	125,000	Common	$.40	No	Kenneth John Weston	Cash	Restricted	Exempt
10/16/23	New Issue	100,000	Common	$1,00	No	Istvan Elek	Cash	Restricted	Exempt
10/25/23	New Issue	10,000	Common	$.001	No	The David Politis Company Inc.	Services	Restricted	Exempt
10/25/23	New Issue	37,500	Common	$.40	No	Quest Trust Company FBO Stephen Csobaji	Cash	Restricted	Exempt
11/17/23	New Issue	125,000	Common	$.80	No	Allyse Sedivy	Cash	Restricted	Exempt
10/25/23	New Issue	62,500	Common	$.40	NO	The Entrust Group Inc. FBO Troy Jordan	Cash	Restricted	Exempt
11/30/23	New Issue	136,000	Common	$.001	No	Fon Consulting LLC	Cash	Restricted	Exempt
12/19/23	New Issue	671,971	Common	$.80	No	Madison Trust Company Cust Elizabeth Chlipala	Cash	Restricted	Exempt
12/19/23	New Issue	48,941	Common	$.80	No	Madison Trust Company Cust James E Kerrins	Cash	Restricted	Exempt
12/19/23	New Issue	1,022,045	Common	$.80	No	Madison Trust Company Cust Elizabeth Chlipala	Cash	Restricted	Exempt
12/19/23	New Issue	18,443	Common	$.80	No	Madison Trust Company Cust James E Kerrins	Cash	Restricted	Exempt
12/12/23	New Issue	50,000	Common	$.40	No	Bryan Finley	Cash	Restricted	Exempt
12/21/23	New Issue	125,000	Common	$.80	No	Corey Kotlarz LLC	Cash	Restricted	Exempt
12/12/23	New Issue	50,000	Common	$.40	No	Phillip Tiemann	Cash	Restricted	Exempt
03/25/24	New Issue	87,500	Common	$.40	No	The Entrust Group Inc. CUST Jonathan Tiemann	Cash	Restricted	Exempt
4/24/2024	New Issue	208,333	Common	$.40	No	Ralph Bonaduce	Cash	Restricted	Exempt
6/24/2024	New Issue	238,000	Common	$.80	No	James Kerrins	Cash	Restricted	Exempt
6/24/2024	New Issue	187,750	Common	$.80	No	Elizabeth Chlipala	Cash	Restricted	Exempt
8/28/2024	New Issue	562,500	Common	$.40	No	Marc Bern	Cash	Restricted	Exempt
12/10/2024	New Issue	-	$500,000 Convertible Note	-	No	James E. Kerrins and Elizabeth A. Chlipala	Cash	Restricted	Exempt
12/17/2024	New Issue	-	$100,000 Convertible Note	-	No	Marc Bern	Cash	Restricted	Exempt
12/17/2024	New Issue	1,500,000	Common	.40	No	Istvan Elek	Provision of consulting services	Restricted	Exempt

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

As of December 31, 2024, there were 247 record holders and 245 as of December 31, 2023, of the Company’s common stock.

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

Results of Operations

Revenues

The Company had revenue of $31,304 and $70,903 for the years ended December 31, 2024, and 2023, respectively.

The Company is in a product development stage and has generated very limited revenue in the past, primarily by providing its language translation services to a limited number of customers. The Company expects to commence generating revenue pursuant to certain contracts into which it has recently entered:

●	On October 8, 2024, the Company entered into an “Original Equipment Manufacture” agreement with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. Nice is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language transaction solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The Agreement has an exclusivity period of eighteen months and an initial term of three years.

●	One August 22, 2024, the Company entered into a Genesys AppFoundery ISV Partner Agreement with Genesys Cloud Services, Inc. (“Genesys”), a California corporation. Genesys manages the Genesys AppFoundry, a marketplace of solutions that offers Genesys customers a curated selection of integrations and applications. The agreement governs the Company’s non-exclusive participation as an AppFoundry ISV Partner in the Genesys AppFoundry Program. The Company has agreed to pay a non-refundable revenue share to Genesys during the term of the Agreement based on a percentage of the revenue invoiced by the Company or Genesys in connection with the sale of the Company’s software through the AppFoundry marketplace. The agreement may be terminated by either party without cause upon ninety (90) days written notice to the other party.

●	On July 22, 2024, the Company entered into an Independent Software Vendor Program Agreement with Five9, Inc. (“Five9”), a Delaware corporation. Five9 is a leading provider of intelligent cloud software and applications for contact centers. Pursuant to the Agreement, Five9 granted the Company a non-exclusive, worldwide, royalty-free, non-sublicensable and non-transferable license to access the Five9 developer account with the purpose of integrating the Company’s products and services and becoming an accredited vendor under Five9’s ISV program. The Company has agreed to pay a non-refundable ISV Program participation fee to Five9 for the initial one-year term of the agreement and for each one-year renewal term thereafter. Further, each party to the Agreement may receive referral fees from the other party for the referral of prospective customers.

The Company is currently in the “proof of concept” phase with respect to the inContact, Genesys and Five9 agreements and expects to begin generating revenue from these agreements in the near future; however, there can be no assurance that these contracts will yield the expected results or generate any revenue. In general, the Company intends to generate revenue through the following sources:

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

We currently have limited customer relationships and revenue. Although we currently have multiple discussions underway, there can be no assurance of us entering into additional service agreements and business relationships.

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

The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Results of Operations for the Years Ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Revenue	$31,304	$70,903
Total revenue	31,304	70,903

Operating expenses:
Research and development	869,899	757,267
General and administrative	2,937,425	4,074,187
Advertising and marketing	92,688	192,747
Legal and professional	625,957	464,930
Impairment expense	-	685,666

Total operating expenses	4,552,969	6,174,797

Loss from operations	(4,521,665)	(6,103,894)

Other expense:

Interest expense	(73,890)	(43,169)

Total other expense	(73,890)	(43,169)

Net loss	$(4,595,555)	$(6,147,063)

Revenues. Revenue for 2024 was $31,304 as compared to $70,903 for 2023. Our revenue decreased from 2023 to 2024 due to an overall decrease in the services delivered; however, we had little revenue for both years as our products have been in the development stage and we have not secured any significant customer contracts.

Operating Expenses. Total operating expenses for 2024 were $4,552,969 as compared to $6,174,797 for 2023. The decrease in our operating expenses was primarily a result of a decrease in general and administrative expenses, from $4,074,187 for 2023 to $2,937,425 for 2024, which, in turn, was primarily attributable to the additional issuance of 1,772,800 shares of common stock and 2,946,074 shares of Series B-1 Preferred Stock to Saul Leal, pursuant to an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, in 2023 as stock based compensation to award Mr. Leal’s performance in integrating Metalanguage’s business into the Company following its Acquisition by the Company. The shares of common stock were valued at $0.075, the closing price of the Company’s common stock on May 2, 2023. The 2,946,074 shares of Series B-1 Preferred Stock issued to Mr. Leal pursuant to the Addendum were valued at $2,085,762

Other Expense. Other expense was $73,890 for 2024, compared to $43,169 for 2023, an increase of $30,721. This increase was from increased interest expenses which, in turn, was attributable to increased borrowings from 2023 to 2024

Net Loss. As a result of our operating expenses decrease significantly beyond the decrease in our revenues, we had net loss of $4,595,555 for 2024 as compared to $6,147,063 for 2023.

Liquidity and Capital Resources

As of December 31, 2024, the Company had total assets of $314,847, all of which were current assets. We also had total liabilities of $2,999,667, all of which were current liabilities. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. While these sources of capital have primarily been from third party investors, they have also included loans from Mr. Rowland W. Day II, our President and CFO.

As of December 31, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our products. Where the anticipated offering is successful, we may decide to raise additional financing, in addition to the net proceeds from this offering, to support further growth of our operations. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements.

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

Our financial statements for the fiscal years ended December 31, 2024 and 2023 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of OneMeta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OneMeta, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2024 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

In prior years, the Company reported continued net losses from operations and negative cash flows from operations. As of December 31, 2024, management determined their cash and cash equivalents balance may not sufficiently cover operating expenditures for the next twelve-month period without raising additional funds. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future expenditures, which are difficult to substantiate.

We evaluated the appropriateness of management’s evaluation of the company’s going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern consideration and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2022.

The Woodlands, TX

March 6, 2025

OneMeta Inc.

Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$215,816	$1,129,935
Accounts receivable, net	5,000	6,935
Prepaid and other current assets	94,031	6,820
Total current assets	314,847	1,143,690

Total assets	$314,847	$1,143,690

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$586,305	$522,917
Accrued expenses	18,025	-
Accrued expenses, related party	501,822	281,012
Note payable, related party	-	221,990
Convertible notes payable	650,000	-
Senior secured promissory notes, related party	543,515	-
Deferred revenue	700,000	-
Total current liabilities	2,999,667	1,025,919

Total liabilities	2,999,667	1,025,919

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 50,000,000 shares authorized,	-	-
Series A Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 Preferred Stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common Stock, $0.001 par value, 500,000,000 shares authorized, 37,790,943 and 32,995,460 shares issued and outstanding, respectively	37,791	32,996
Additional paid in capital	36,792,679	33,992,707
Accumulated deficit	(39,516,154)	(33,908,796)
Total stockholders’ equity (deficit)	(2,684,820)	117,771
Total liabilities and stockholders’ equity (deficit)	$314,847	$1,143,690

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Statements of Operations

For the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Revenue	$31,304	$70,903
Total revenue	31,304	70,903

Operating expenses:
Research and development	896,899	757,267
General and administrative	2,937,425	4,074,187
Advertising and marketing	92,688	192,747
Legal and professional	625,957	464,930
Impairment expense	-	685,666

Total operating expenses	4,552,969	6,174,797

Loss from operations	(4,521,665)	(6,103,894)

Other expense:

Interest expense	(73,890)	(43,169)

Total other expense	(73,890)	(43,169)

Net loss	$(4,595,555)	$(6,147,063)

Deemed dividend
Common stock dividend	(1,011,803)	-
Net loss available to common shareholders	$(5,607,358)	(6,147,063)

Net loss per common share:
Basic	$(0.17)	$(0.22)
Diluted	$(0.17)	$(0.22)

Weighted average common shares outstanding:
Basic	33,883,019	28,546,287
Diluted	33,883,019	28,546,287

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2024 and 2023

	Series B-1 Preferred Stock		Series A Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2022	5,673,346	4,016,616	2,068	2	-	-	24,983,593	24,984	24,156,001	(27,761,733)	(3,580,746)
Common shares issued for cash	-	-	-	-	-	-	6,023,067	6,023	3,101,097	-	3,107,120
Stock based compensation	-	-	-	-	-	-	216,000	216	144,787	-	145,003
Contributed capital	-	-	-	-	-	-	-	-	351,459	-	351,459
Imputed interest	-	-	-	-	-	-	-	-	6,660	-	6,660
Stock based compensation	2,946,074	2,085,762	-	-	-	-	1,772,800	1,773	131,187	-	132,960
Reclassification of mezzanine equity	(8,619,420)	(6,102,378)	-	-	8,619,420	862	-	-	6,101,516	-	6,102,378
Net loss	-	-	-	-	-	-	-	-	-	(6,147,063)	(6,147,063)
Balance, December 31, 2023	-	$-	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	-	-	969,500	969	724,631		725,600
Stock based compensation	-	-	-	-	-	-	1,500,000	1,500	1,055,791		1,057,291
Deemed dividend	-	-	-	-	-	-	2,325,983	2,326	1,009,477	(1,011,803)	-
Contributed capital	-	-	-	-	-	-	-	-	4,448		4,448
Imputed interest	-	-	-	-	-	-	-	-	5,625		5,625
Net loss	-	-	-	-	-	-	-	-	-	(4,595,555)	(4,595,555)
Balance, December 31, 2024	-	$-	2,068	$2	8,619,420	$862	37,790,943	$37,791	$36,792,679	$(39,516,154)	$(2,684,820)

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,595,555)	$(6,147,063)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	5,625	6,660
Additional shares issued for prior year software acquisition	-	2,218,722
Stock based compensation	1,057,291	145,003
Amortization	-	391,809
Impairment expense	-	685,666
Net change in:
Accounts receivable	1,935	(6,935)
Prepaid and other current assets	(87,211)	(6,820)
Accounts payable	388,769	614,986
Accrued expenses	18,025	-
Accrued expenses, related party	(100,123)	(279,916)
Deferred revenue	700,000	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,611,244)	(2,377,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Reparyment of related party note	(221,990)	-
Proceeds from convertible notes	650,000	-
Proceeds from related party advances	72,000	-
Payment of related party advances	(72,000)	-
Proceeds from senior secured promissory notes, related party	643,000	-
Payment to senior secured promissory notes, related party	(99,485)	-
Proceeds from issuance of common shares	725,600	3,107,120

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,697,125	3,107,120

NET CHANGE IN CASH	(914,119)	729,232
Cash, beginning of period	1,129,935	400,703
Cash, end of period	$215,816	$1,129,935

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$42,526	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$325,381	$469,952
Deemed dividend	$1,011,803	-
Reclassification of mezzanine equity	$-	$6,102,378
Contributed capital	$4,448	$351,459

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Notes to the Financial Statements

Note 1. Basis of Presentation

The accompanying audited financial statements of OneMeta Inc. (“we”, “our”, “OneMeta” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year end is December 31.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates in the accompanying financial statements involving the valuation of stock-based compensation and long-term customer contracts.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of December 31, 2024 and 2023, there was $1,160 and $0 of allowance for credit losses, respectively.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	For the Years Ended
	12/31/2024	12/31/2023

Subscription and license	$27,804	$54,483
Training and education	3,500	16,420
Total Revenue	$31,304	$70,903

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company expects the $700,000 credit to be used mainly by OEM Solution and professional services. As of December 31, 2024, the Company expects to recognize all the unsatisfied performance obligations as revenue in the following twelve months. As of December 31, 2024 and 2023, deferred revenue was $700,000 and $0, respectively.

Stock-Based Compensation

All stock-based awards to employees and non-employee contractors, including any grants of stock and stock options, are measured at fair value at the grant date and recognized over the relevant vesting period in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Stock based awards to non-employees are recognized as a selling, general and administrative expense over the period of performance. Such awards are measured at fair value at the date of grant. In addition, for awards that vest immediately, the awards are measured at fair value and recognized in full at the grant date.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2024 and 2023, reflected in the accompanying statement of operations.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2024, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available.

Note 4. Software

On June 30, 2022, the Company entered into an acquisition agreement with Metalanguage Corp. Per the acquisition agreement, the Company acquired all the shares of Metalanguage Corp.  Per the acquisition agreement, the purchase price is comprised of $210,000 cash, 1,363,636 shares of Series B-1 Preferred Stock and the right to receive contingent consideration in the form of equity. The contingent consideration for the acquisition is comprised of 1,363,637 shares of Series B-1 Preferred Stock, which shall be held in escrow and will be issued upon the Company achieving sales of $5 million within 12 consecutive months prior to December 31, 2027. The day one contingent liability is $0 since the probability of achieving $5 million in sales within twelve consecutive months is low but will be re-evaluated in future periods.

The total purchase price for the acquisition was determined to be $1,175,427 which consisted of $210,000 cash paid and 1,363,636 shares of Series B-1 Preferred Stock valued at the redemption value of $0.70798 per share with a fair value of $965,427. The Company concluded the purchase of a single set of assets qualified as an asset acquisition and all such acquisition costs have been capitalized as software on the balance sheet. The Company estimated the useful life of the software acquired and purchased to be 3 years. During the years ended December 31, 2023, the Company recorded $391,809 of amortization expense related to the software. During the year ended December 31, 2023, the Company evaluated the software for impairment and recorded an impairment expense of $685,666. As of December 31, 2024 and 2023, the software balance, net of amortization was $0.

Note 5. Related Party Transactions

Advances, related party

During the year ended December 31, 2024, Mr. Day advanced the Company $72,000 and was repaid $72,000. The advances are unsecured, non-interest bearing and are payable on demand. As of December 31, 2024, the related party advances balance owed to Mr. Day was $0.

Expense paid on the Company’s behalf

During the year ending December 31, 2024, the CFO and CEO paid $316,519 and $8,862 of expenses on the Company’s behalf and was repaid $266,235 and $8,862, respectively. During the year ending December 31, 2023, the CFO paid $469,952 of expenses on the Company’s behalf and was repaid $479,425. As of December 31, 2024 and 2023, the balance owed to Mr. Day was $54,621 and $4,337, respectively.

Founder note

Rowland Day, the Company’s prior CEO, agreed to provide the necessary working capital for the Company’s business. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and is convertible into Series B-1 Preferred Stock at the rate of $0.10 per share. During the years ended December 31, 2024 and 2023, the Company recorded imputed interest expense of $5,625 and $6,660, respectively. On October 1, 2023, Mr. Day agreed to waive the convertible feature on the note payable. During the year ended December 31, 2024, the Company paid $221,990 of the related party principal and the accrued interest of $42,525. As of December 31, 2024, the related party note payable principal balance was $0 and the related accrued interest was $0. As of December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $33,299.

Common and Series B-1 Preferred stock issuances

On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 1,772,800 shares of common stock and 2,946,074 shares of Series B-1 Preferred Stock to Saul Leal, as stock-based compensation. The shares of common stock were valued at $0.075, the closing price of the Company’s common stock on May 2, 2023. The 2,946,074 shares of Series B-1 Preferred Stock issued to Mr. Leal pursuant to the Addendum were valued at $2,085,762.

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to the September 1, 2022. As a result, the Company recorded the settlement of $351,459 as a contribution to capital during the year ended December 31, 2023. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121. As of December 31, 2023, the accrued related party salary and accrued interest expense was $230,000 and $13,377.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. During the year ended December 31, 2024, the Company paid $85,485 of the secured promissory note principal. On February 25, 2025, the note maturity was extended to April 11, 2025.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On August 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) February 12, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On August 27, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $5,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on October 31, 2024. On February 25, 2025, the note maturity was extended to April 11, 2025.

On September 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $23,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) March 26, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On October 14, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 13, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On November 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $14,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on January 31, 2025. During the year ended December 31, 2024, the Company paid $14,000 of the secured promissory note principal.

For all of the secured promissory notes payable with the Lender, to secure the prompt and complete payment of all secured obligations, for value received and pursuant to the notes, the Grantor hereby grants, assigns and transfers to the Lender a security interest in and to all of the Grantor’s assets. At the time any Collateral becomes subject to a security interest of the Lender hereunder, unless the Lender shall otherwise consent, the Grantor shall be deemed to have represented and warranted that (a) the Grantor is the lawful owner of such Collateral or has the power to transfer the Collateral and have the right and authority to subject the same to the security interest of the Lender.

As of December 31, 2024, the related party senior secured promissory notes payable principal balance was $543,515 with accrued interest of $43,853.

Note 6. Convertible Notes Payable

In December 2024, the Company issued convertible notes payable to three investors in exchange for $650,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates. As of December 31, 2024, the convertible notes payable principal balance was $650,000.

Note 7. Equity

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

Common Stock

2024

During the year ended December 31, 2024, the Company issued 969,500 shares of common stock for cash and collected $725,600.

During the year ended December 31, 2024, the Company issued 1,500,000 shares of common stock to a consultant for service that were valued at $652,500.

One November 25, 2024, the Board approved the issuance of additional 2,325,983 shares of common stock to shareholders. The shares were issued to shareholders who previously entered into subscription agreements with the Company. This issuance was recorded as a deemed dividend and valued at $1,011,803.

2023

During the year ended December 31, 2023, the Company issued 6,023,067 shares of common stock for cash and collected $3,107,120.

During the year ended December 31, 2023, the Company issuance of 216,000 shares of common stock to consultants for services provided that were valued at $83,434.

On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for additional stock-based compensation to be paid to Mr. Leal in connection with the Company’s acquisition of Metalanguage from Mr. Leal and in consideration of Mr. Leal’s importance in continuing to lead and expand the Company’s business on a post-acquisition basis. The Addendum provided for the additional issuance of 1,772,800 shares of common stock with a fair value of $132,960 and the issuance of 2,946,074 shares of Series B-1 Convertible Preferred Stock to Saul Leal, which was recorded as stock-based compensation during the period issued and expensed immediately. The shares of common stock were valued at $0.075, the closing price of the Company’s common stock on May 2, 2023. The 2,946,074 shares of Series B-1 Preferred Stock issued to Mr. Leal pursuant to the Addendum were valued at $2,085,762.

Preferred Stock

Under our Articles of Incorporation, we are authorized to issue up to 2,068 shares of Series A Preferred Stock and up to 8,619,420 of Series B-1 Preferred Stock, each with par value of $0.001. The Series B-1 Preferred Stock is comprised solely of Series B-1 Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1.25 common share basis. As of December 31, 2024 and December 31, 2023, there are 2,068 shares of Series A-1 issued and outstanding.

Series B-1 Preferred Stock

The Series B -1 Preferred Stock (“Series B-1”) has liquidation and dividend preferences. Each share of Series B-1 Preferred Stock has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock the series of preferred shares are convertible into. Each share is convertible on a 1 to 11 common share basis. Our Articles of Incorporation include covenants requiring 51% of the outstanding votes of the series of stock to amend or repeal any incorporation documents that would alter the rights or preferences of the Series B-1 Preferred Stock, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1 Preferred Stock, amend the company’s bylaws, or enter into a transaction that would result in a change in control. Series B-1 Preferred Stock was included in mezzanine equity on the balance sheet, because it was convertible at the redemption value into a variable number of shares. On September 30, 2023, the Company amended its Articles of Incorporation to remove the redemption right of the Series B-1 Preferred Stock, which was subsequently reclassified from mezzanine equity to permanent equity on the Company’s balance sheet.

On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for the additional issuance of 2,946,074 shares of Series B-1 Preferred Stock to Saul Leal as stock-based compensation. The shares were valued at $2,085,762 and recorded as stock-based compensation during the period issued. As of December 31, 2024 and 2023, there are 8,619,420 shares of Series B-1 issued and outstanding.

Stock Warrants

During the year ended December 31, 2023, the Company issued 350,000 common stock warrants in conjunction with stock purchase agreements. The warrants have a 5-year term and an exercise price range from $1.00 - $2.00. The common stock warrants have a relative fair value of $72,785. The Company valued the warrants using the Black-Scholes model with the with the following range of key assumptions: Stock price $0.167 - $0.40, Exercise price $1.00 - $2.00, Term 5 years, Volatility 169.90% – 172.74% , Discount rate 3.91% – 4.27% and a Dividend yield of 0%.

The following table summarizes the stock warrant activity for the years ended December 31, 2024 and 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	78,750	$0.50
Granted	350,000	1.29
Exercised	–	–
Forfeited	–	–
Expired	(78,750)	0.50
Outstanding, December 31, 2023	350,000	1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	350,000	$1.29

As of December 31, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 3.31 with intrinsic value of $50,000.

Stock Options

2024

On January 24, 2024, the board of directors approved the issuance of 750,000 options to a director. The options have a ten-year term at an exercise price of $0.51 and vest in 4 equal annual instalments beginning one year from the issuance date. The total fair value of these option grants at issuance was $368,386. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 6.25 years, Volatility 162.68% and Discount rate 4.14%.

On August 5, 2024, the board of directors approved the issuance of 100,000 options to an employee. The options have a five-year term at an exercise price of $0.51. The options vest as follows: (i) 50,000 options will become vested and exercisable with respect to 3,125 shares on December 31, 2024, and 3,125 shares at the end of each calendar quarter for years 2025, 2026, 2027, and ending on September 30, 2028, until the 50,000 Options are 100% vested (ii) 12,500 Options will vest over four years on an annual basis when the Participant exceeds annual sales objectives established by the Company for years 2025, 2026, 2027, and 2028, for a total of 50,000 Options. Participant’s sales objectives for the following calendar year will be set by November 15 of the prior year. The total fair value of these option grants at issuance was $43,894. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.51, Exercise price $0.51, Term 3.75 and 5 years, Volatility 120.76% and 167.38% and Discount rate 3.62%.

On August 19, 2024, the board of directors approved the issuance of 100,000 options to an employee. The options have a five-year term at an exercise price of $0.51. The Option will become vested and exercisable with respect to 7,500 shares on December 31, 2024, and 7,500 shares at the end of each calendar quarter for years 2025, 2026, 2027 and ending on September 30, 2028. The total fair value of these option grants at issuance was $52,021. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.57, Exercise price $0.57, Term 3.75 years, Volatility 117.27% and Discount rate 3.75%.

On October 29, 2024, the board of directors approved the issuance of 1,200,000 options to an employee. The options expire on March 28, 2029 and have an exercise price of $0.75. 75,000 Options are fully vested and 525,000 Options will become vested and exercisable with respect to 37,500 shares on the last day of each calendar quarter beginning December 31, 2024, and ending on September 30, 2028, until 525,000 Option Shares are 100% vested. For a period of four years beginning October 1, 2024, ending September 30, 2025; October 1, 2025, ending September 30, 2026; October 1, 2026 ending September 30, 2027; and October 1, 2027 ending September 30, 2028, 150,000 Option Shares will vest (subject to meeting certain total new bookings) on September 30 of each year, beginning September 30, 2025. Vesting for each 12-month term is contingent upon Participant exceeding a minimum amount of total new bookings as determined by the Company’s board of directors or their designee. For the first term ending on September 30, 2025, Participant must exceed $5 million of total new bookings for the first vesting of 150,000 Option Shares. The total fair value of these option grants at issuance was $387,206. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.43, Exercise price $0.75, Term 4.21 and 4.41 years, Volatility 120.02% and 122.74 and Discount rate 4.38%.

On November 26, 2024, the Company amended the October 29, 2024 option issuance to change the exercise price to $0.41 per commons stock share and to extend the expiration of the options to October 1, 2029. The Company calculated the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The total incremental fair value of the modified awards was $67,171.

During the year ended December 31, 2024, the Company recognized $404,791 of expense related to outstanding stock options.

2023

On June 5, 2023, the Company issued 400,000 options to an employee. The options have a five-year term at an exercise price of $0.17. The options vest at 10% over a four-year period in equal installments on each of the succeeding four anniversary dates. The remaining 240,000 options vest upon the Company attaining a $60,000,000 run rate by December 31, 2025. The total fair value of these option grants at issuance was $62,002.

On August 25, 2023, the Company issued 125,000 options to an employee. The options have a three-month term at an exercise price of $0.40 and vest upon issuance. On November 24, 2023, the options expired. The total fair value of these option grants at issuance was $3,850.

On October 1, 2023, the Company issued 45,000 options to an advisory board member. The options have a five-year term at an exercise price of $0.27 and vest upon issuance. The total fair value of these option grants at issuance was $11,572.

On October 11, 2023, the Company issued 550,000 options to an advisory board member. The options have a five-year term at an exercise price of $0.57. The options vest as follows: (i) 25,000 options on each of January 31, April 30, July 31, and October 31 for the years 2024 and 2025; (ii) 50,000 options upon the Company’s revenue from the sale of the Company’s products through customer’s channels exceeding $5,000,000 by June 30, 2024; (iii) 100,000 options upon the Company’s revenue from the sale of the Company’s products through customer’s channels exceeding $20,000,000 by June 30, 2025; and (iv) 200,000 options upon the Company’s revenue from the sale of the Company’s products through customer’s channels exceeding $40,000,000 by June 30, 2026. The total fair value of these option grants at issuance was $298,275.

On December 16, 2023, the Company issued 1,000,000 options to a director. The options have a ten-year term at an exercise price of $0.57. The options vest over a four-year period in equal installments on each of the succeeding four anniversary dates. The total fair value of these option grants at issuance was $397,140.

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

During the year ended December 31, 2023, the Company recognized $61,569 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	–	$–
Granted	3,370,000	0.43
Exercised	–	–
Forfeited	–	–
Expired	(125,000)	0.40
Outstanding, December 31, 2023	3,645,000	0.43
Granted	2,170,000	0.46
Exercised	–	–
Forfeited	(1,400,000)	0.33
Expired	–	–
Outstanding, December 31, 2024	4,415,000	$0.46
Exercisable, December 31, 2024	1,008,125	$0.45

As of December 31, 2024 the outstanding and exercisable options have a weighted average remaining term of 5.00 with $757,606 intrinsic value.

Note 8: Commitments and Obligations

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

On October 8, 2024, the Company entered into an OEM Agreement (the “Agreement”) with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel, whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. NICE is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language translation solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The agreement has an initial term of three years and will automatically renew for additional periods of one year. Additionally, the Company will continue to provide support to NICE for a period of five years following termination or expiration of the agreement. The agreement also has an exclusivity period of eighteen months. During the exclusivity period, NICE shall not develop or make its own native over-the-phone consecutive AI language translation solution, nor shall NICE OEM a competitive over-the-phone consecutive AI language translation solution, where such solution is embedded within the NICE Product. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. As of December 31, 2024, the Company expects to recognize all the unsatisfied performance obligations as revenue in the following twelve months.

Note 9. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Income tax benefit computed at the statutory rate	$965,000	$1,291,000
Tax effect of:
True-up and non-deductible expenses	(422,000)	1,952,000
Change in valuation allowance	(543,000)	(3,243,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2024	2023
Deferred income tax assets
Net operating losses	$4,069,000	$3,525,000
Valuation allowance	(4,069,000)	(3,525,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $19,375,000.

Note 10. Subsequent Events

In December 2024, The Company entered into employment agreements with Mr. Leal and Mr. Day, each of which will become effective as of the effective date of the registration statement on Form S-1 in connection with the Company’s planned public offering of its shares. Pursuant to the employment agreements, Mr. Day has agreed to serve as President, Chief Financial Officer, Secretary, Chief Legal Officer and Chairman of the Board of the Company and Mr. Leal has agreed to serve as Chief Executive Officer and as a Director for five years from the effective date in consideration for an annualized salary of $300,000, payable in regular installments in accordance with the usual payment practices of the Company. The employment agreements contemplate annual bonus awards based on the achievement of performance objectives and targets established annually by the Board of Directors and possible additional bonuses for services and results achieved by Mr. Day and Mr. Leal.

In February 2025, the Company issued convertible notes payable to two investors in exchange for $250,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates.

On February 6, 2025, the Company issued a convertible note payable to a related party, Roy Chestnutt, director and audit committee member, in exchange for $50,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates.

On February 24, 2025 and February 26, 2025, the Company issued convertible notes payable to two related parties, sons of Manoel Amorim, an independent director nominee, in aggregate principal amount of $50,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates.

On February 27, 2025, Rowland Day agreed to extend the maturity date on all of his outstanding secured promissory notes payable to April 11, 2025.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024.

Based on this evaluation, these officers concluded that, as of December 31, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to Company’s lack of pre-planning for expenses and documentation of all transactions.

The Company has only recently become subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of December 31, 2024.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company’s annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1) inadequate segregation of duties and effective risk assessment;

(2) insufficient written policies and procedures for documenting all transactions with vendors;

(3) insufficient written policies and procedure for the approval, identification and reporting of related-party transactions;

(4) inadequate internal control procedures over financial reporting, resulting in non-reliance on previously issued financial statements; and

(5) inadequate written policies and procedures for documenting informal agreements.

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

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our officers and directors, as of December 31, 2024.

Name	Age	Position
Executive Officers
Saul I. Leal	43	Chief Executive Officer, Director
Rowland W. Day, II	69	President, CFO, Secretary and Chairman of the Board
Roy Chestnutt	64	Independent Director
John Dalfonsi	58	Independent Director Nominee
Manoel Amorim	66	Independent Director Nominee

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

The following are biographical summaries of the experience of our directors and executive officers:

Rowland W. Day, II—President, CFO, Secretary and Chairman of the Board Executive Officer and Chairman of the Board. Rowland is our President, CFO, Secretary, and our Chairman of the Board. For the prior six (6) years, Mr. Day served as President and CEO of the Company. Mr. Day is a corporate securities lawyer and has practiced law since 1983. Mr. Day has been a director of TechTeam Global, Inc, (NASDAQ symbol: TEAM), RE3W WorldWide, Inc., Restaurants on the Run, HDL Communications, and Bikers Dream. Mr. Day was a General Partner of FarWest Ventures, a venture capital firm from 1990-1994.

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

Non-Employee Directors

Roy Chestnutt—Independent Director. Mr. Chestnutt has been a member of our Board of Directors since January 2024. He is also a member of our audit committee. He is the former Executive Vice President and Chief Strategy Officer for Verizon. He brings a remarkable 30+ year track record of experience in operations, corporate strategy, business development, joint ventures, and strategic investments.

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

John Dalfonsi—Independent Director Nominee. John is a nominee to our board of directors, audit committee, compensation committee, and nominating and corporate government committee, whose formal election will occur concurrent with the completion of the offering. Since 1995, Mr. Dalfonsi has closed public and private equity and debt financings, merger and acquisitions, advisory and fairness opinion transactions and Nasdaq and NYSE/AMEX IPOs. He has worked with companies in the healthcare, industrial, consumer, technology, cleantech and resource sectors, bringing a wealth of experience to the Company. During this period, Mr. Dalfonsi has spent the bulk of his career at ROTH Capital Partners, LLC and Paulson Investment Company, LLC. Mr. Dalfonsi has been the Managing Member at Eagle Vision Fund G/P., LLC since April 2022, was previously a Senior Managing Director at Paulson Investment Company, LLC from January 2021 through April 2022, and a Managing Director at Roth Capital Partners from February 2002 to December 2020. Mr. Dalfonsi has served as the Chief Financial Officer of Nasdaq-listed BranchOut Foods, Inc. since January 2024 and is a member of its board of directors. Mr. Dalfonsi earned his Bachelor of Science degree in Industrial Engineering from Northwestern University and his Master of Business Administration from the University of Chicago Booth School of Business.

Manoel Amorim—Independent Director Nominee. Mr. Manoel Amorim is a nominee to our board of directors, audit committee, compensation committee, and nominating and corporate governance committee, whose formal election will occur concurrent with the completion of the offering. Mr. Amorim has vast corporate experience, having served as President/CEO/Partner of several companies in different sectors in Brazil, Latin America, Europe and the USA. He also served as a director in various corporate boards in six different countries.

Mr. Amorim served as CEO of Abril Education, a startup launched with investments from the Civita family and from the private equity firm BR Education in Brazil, which he took public in 2012 and which quickly became the 7th largest K-12 education company in the world. Prior to that, Mr. Amorim served as president and CEO of Globex, a leading consumer electronics and appliances retailer in Brazil, Executive Chairman of the Board of Vivo, the largest cell phone company in Latin America, Managing Director of the Telefonica Residential Business Unit for Latin America, out of Madrid, Spain, with operations in six different countries, CEO of Telefonica Brazil, the largest wireline and broadband telecom operator in Latin America, President of America Online Brazil and General Manager of Procter & Gamble Latin America’s second largest division and member of the Baby Care Global Leadership team, out of Cincinnati, Ohio.

Mr. Amorim served in several boards of directors in different capacities. He was a full time, Executive Chairman of the Vivo Board, Chairman of the Investcred Bank and the Pontofrio.com Boards, Vice-Chairman of the boards of Abril Education and of the American Chamber of Commerce in Brazil, and a director on the boards of Mastercard International in the USA, and of all the Telefonica International controlled companies in five different countries.

Mr. Amorim is a member of the Marriott School of Business National Advisory Council and was an Executive in Residence of the University of Utah David Eccles School of Business’ Goff Strategic Leadership Center, where he worked on Leadership projects with faculty. He is a founding partner of MXF Investments, a family office with investments in real estate and technology startups, out of Orlando, FL. He is a founding partner of K2A Partners, a telecommunications and IT consulting practice servicing medium and large size corporations in Latin America and the USA, out of Sao Paulo, Brazil, and a partner with Peak Capital Partners, a large real estate investment company in Provo, UT.

Mr. Amorim graduated as an Engineer from the Instituto Militar de Engenharia in Rio de Janeiro, Brazil, and holds an MBA from Harvard University.

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

Delinquent Section 16(a) Reports

fof our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors, and stockholders who own more than 10% of our Class A common stock are required by SEC regulations to furnish us with copies of all such reports.

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

This section describes our compensation program for our named executive officers (“NEOs”) for the years ended December 31, 2024 and 2023. Our NEOs are:

●	Rowland W. Day, II – President, Chief Financial Officer, Secretary and Chairman of the Board

●	Saul I. Leal - Chief Executive Officer, Director

The following table provides details with respect to the total compensation of our NEOs during the fiscal years ended December 31, 2024 and 2023. Our NEOs are (a) each person who served as our Chief Executive Officer during 2024, (b) the next two most highly compensated executive officers serving as of December 31, 2024 whose total compensation exceeded $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2024.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rowland W. Day, II (President, Chief Financial Officer, Secretary and Chairman of the Board)	2024	240,000	-	-	-	-	-	-	-	240,000
	2023	180,000	-	-	-	-	-	-	-	180,000
Saul I. Leal (Chief Executive Officer and Director)	2024	240,000	-	-	-	-	-	-	-	240,000
	2023	180,000	-	-	-	-	2,218,722(1)	-	-	180,000

(1) On May 2, 2023, the Board approved an addendum to the Share Exchange Agreement previously entered into on August 1, 2022, between the Company, Metalanguage, and Saul Leal. The Addendum provided for additional stock-based compensation to be paid to Mr. Leal in connection with the Company’s acquisition of Metalanguage from Mr. Leal and in consideration of Mr. Leal’s importance in continuing to lead and expand the Company’s business on a post-acquisition basis. The Addendum provided for the additional issuance of 1,772,800 shares of common stock with a fair value of $132,960 and the issuance of 2,946,074 shares of Series B-1 Preferred Stock to Saul Leal, which was recorded as stock-based compensation during the period issued and expensed immediately. The shares of common stock were valued at $0.075, the closing price of the Company’s stock on May 2, 2023. The 2,946,074 shares of Series B-1 Preferred Stock issued to Mr. Leal pursuant to the Addendum were valued at $2,085,762. The shares issued to Mr. Leal were not issued under the 2023 Equity Incentive Plan as it had not yet been adopted.

Compensation of Executive Officers

The Company previously accrued $15,000 of salary per month for Rowland Day, Chief Executive Officer (“CEO”), with interest at 5% per annum on the CEO’s accrued salary. On March 25, 2021, Mr. Day agreed to forego and cancel the Corporation’s obligation to pay his accrued salary of $1,553,000 and accrued interest of $301,053 which was recorded to additional paid in capital. Mr. Day resigned as CEO effective August 1, 2022, and remained as the Chairman of the Board, President, Chief Financial Officer, and Secretary of the Company. On August 1, 2022, Saul Leal as appointed as CEO and as a director. On September 1, 2022, the Company agreed to compensate Mr. Leal and Mr. Day each $15,000 per month for their services. On January 1, 2024, the Company agreed to compensate Mr. Leal and Mr. Day each $20,000 per month for their services.

During the years ended December 31, 2024, and 2023, the Company recognized $480,000 and $360,000 of salary expense. As of December 31, 2024, and 2023, the Company accrued $364,500 and $230,000 of salary expense, with accrued interest of $23,121 and $13,377, respectively.

Compensation of Directors

No compensation is paid to our directors, who are not Independent Directors.

The table below sets forth the compensation of the Company’s non-employee directors for 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
f	-	-	-	-	-	-

(1)	Mr. Chestnutt has options to purchase 750,000 shares of the Company’s common stock, vesting over a four-year period from January 2024.

Item 12

The following table sets forth, as of December 31, 2024, the number of shares of common stock and preferred stock owned of record and beneficially by our executive officers, directors, and persons who beneficially own more than 5% of any class of our capital stock.

Names of All Officers, Directors, and Control Persons	Affiliation with Company (e.g. Officer Title/Director/Owner of More than 5%)	Residential Address	Number of Shares Owned	Share Type/Class	Ownership Percentage of Class Outstanding
Rowland W. Day, II	President, CFO, and Director	2510 East Sunset Road, Suite 5-837, Las Vegas, NV 89120	2,442,800 Common and 4,309,710 Series B-1 Preferred*	Common and Series B-1 Preferred	6.464% of the Common and 50% of the Series B-1 Preferred

Saul Leal	Chief Executive Officer and Director	2510 East Sunset Road, Suite 5-837, Las Vegas, NV 89120	2,142,800 Common And 4,309,710 Series B-1 Preferred of which 1,363,638 Series B-1 Preferred are held in escrow*	Common and Series B-1 Preferred	5.670% of the Common and 50% of the Series B-1 Preferred

AOS Holdings, LLC	Owner of More than 5%	4310 Guion Rd. Indianapolis, IN 46032	2,666,667	Common	7.056%

Elizabeth Chlipala	Owner of More than 5%	1 Paragon Dr. Ste 275 Montvale, NJ 07645	3,575,782	Common	9.462%

Nicholson Family Trust	Owner of More than 5%	36 Palazzo, Newport Beach, CA 92660	167	Series A Preferred**	8.075%

Melinda Owen Bass	Owner of More than 5%	4403 Homewood	667	Series A Preferred**	32.253%

Clayton Walls	Owner of More than 5%	5055 Addison Cir., PH 711, Addison, TX 75001	668	Series A Preferred**	32.302%

Donald Bailey Holmes	Owner of More than 5%	111 Dahlia Pass, Spring Branch, TX 78070	167	Series A Preferred**	8.075%

Gregory K. Bell & Annette Bell JTWROS	Owner of More than 5%	P.O. Box 1886, Forney, TX 75126	134	Series A Preferred**	6.480%

Collective Management Ownership	Officers and Directors	2510 East Sunset Road, Suite 5-837, Las Vegas, NV 89120	4,585,600 Common and 8,619,420 Series B-1 Preferred	Common and Series B-1 Preferred	11.734% of the Common and 100% of the Series B-1 Preferred

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

The table below sets forth certain information regarding our OneMeta Inc. 2023 Equity Compensation Plan as of December 31, 2024.

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

Expense paid on the Company’s behalf

During the year ending December 31, 2024, the CFO and CEO paid $316,519 and $8,862 of expenses on the Company’s behalf and was repaid $266,235 and $8,862, respectively. During the year ending December 31, 2023, the CFO paid $469,952 of expenses on the Company’s behalf and was repaid $479,425. As of December 31, 2024 and 2023, the balance owed to Mr. Day was $54,621 and $4,337, respectively.

Founder Note

Rowland Day, the Company’s President and Chief Financial officer, agreed to provide the necessary working capital for the Company’s business under the convertible promissory note. At the end of each calendar quarter the convertible promissory note is adjusted based upon the funds provided. The convertible promissory note bears interest at 5% and is convertible into Series B-1 Preferred Stock at the rate of $0.10 per share. During the years ended December 31, 2024 and 2023, the Company recorded imputed interest expense of $5,625 and $6,660, respectively. On October 1, 2023, Mr. Day agreed to waive the convertible feature on the note payable. During the year ended December 31, 2024, the Company paid $221,990 of the related party principal and the accrued interest of $42,525. As of December 31, 2024, the related party note payable principal balance was nil and the related accrued interest was nil. As of December 31, 2023, the note payable, related party principal balance was $221,990, with accrued interest of $33,299.

From May to December 2024, the Company issued additional secured promissory notes to Mr. Day which, as of December 19, 2024, aggregated $593,671 in outstanding principal amount. The funds raised by the Company from these notes were used to fund the Company’s ongoing operations and general corporate expenses, including but not limited to salary and payroll, office lease and travel expenses. The notes are secured by the assets of the Company and accrue interest at the rate of 14% per annum. The notes are payable on demand. If Mr. Day does not demand payment, the notes mature the earlier of; (i) January 29, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and/or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Mr. Day is reduced to less than fifty percent (50%) or Mr. Day’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date).

Accrued salary and interest

On October 1, 2023, the Company and Mr. Day entered into a settlement and general release agreement. Per the agreement, Mr. Day agreed to settle all accrued salary and interest for service provided prior to the September 1, 2022. As a result, the Company recorded the settlement of $351,459 as a contribution to capital during the year ended December 31, 2023. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121. As of December 31, 2023, the accrued related party salary and accrued interest expense was $230,000 and $13,377.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On August 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) February 12, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On August 27, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $5,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on October 31, 2024. On February 25, 2025, the note maturity was extended to April 11, 2025.

On September 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $23,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) March 26, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On October 14, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 13, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. On February 25, 2025, the note maturity was extended to April 11, 2025.

On November 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $14,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on January 31, 2025. During the year ended December 31, 2024, the Company paid $14,000 of the secured promissory note principal.

As of December 31, 2024, the related party senior secured promissory note payable principal balance was $543,515 with accrued interest of $43,853

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently have two independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023

Total Audit and Audit-Related Fees	$63,425	$46,500

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	Form 10	9/19/2023	3.1
3.2	Bylaws as currently in effect	Form 10	9/19/23	3.2
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	March 6, 2025
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	March 6, 2025
Rowland Day	(Principal Accounting and Financial Officer)

ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on form 10-K has been signed below by the following persons in the capacities indicated on March 6, 2025.

