Form 10-Q
period 2025-03-31
OneMeta Inc.
filed 2025-05-06
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of March 31, 2025
Common Stock, $0.001 par value	37,790,943
Series A Preferred, $0.001 par value	2,068
Series B-1 Preferred, $0.001 par value	8,619,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$42,241	$215,816
Accounts receivable, net	43,550	5,000
Prepaid and other current assets	93,440	94,031
Total current assets	179,231	314,847

Total assets	$179,231	$314,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$767,752	$586,305
Accrued expenses	61,065	18,025
Accrued expenses, related party	659,033	501,822
Convertible notes payable	840,000	650,000
Convertible notes payable, related party	250,000	-
Senior secured notes payable, related party	546,515	543,515
Deferred revenue	610,000	700,000
Total current liabilities	3,734,365	2,999,667
Total liabilities	3,734,365	2,999,667

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, $0.001 par value, 2,068 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,790,943 and 37,790,943 shares issued and outstanding, respectively	37,791	37,791
Additional paid in capital	36,876,580	36,792,679
Accumulated deficit	(40,470,369)	(39,516,154)
Total stockholders’ equity (deficit)	(3,555,134)	(2,684,820)
Total liabilities and stockholders’ equity (deficit)	$179,231	$314,847

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024

Revenue	$128,518	$5,387
Total revenue	128,518	5,387

Operating expenses:
Research and development	349,586	232,889
General and administrative	481,320	464,039
Advertising and marketing	8,725	33,026
Legal and professional	218,420	205,651

Total operating expenses	1,058,051	935,605

Loss from operations	(929,533)	(930,218)

Other expense:

Interest expense	(24,682)	(6,879)

Total other expense	(24,682)	(6,879)

Net loss	$(954,215)	$(937,097)

Net loss per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic	37,790,943	33,046,016
Diluted	37,790,943	33,046,016

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2023	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	2,068	2	8,619,420	862	33,082,960	33,083	34,118,396	(34,845,893)	(693,550)

Balance, December 31, 2024	2,068	$2	8,619,420	$862	37,790,943	$37,791	$36,792,679	$(39,516,154)	(2,684,820)
Stock based compensation	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	(954,215)	(954,215)
Balance, March 31, 2025	2,068	$2	8,619,420	$862	37,790,943	$37,791	$36,876,580	$(40,470,369)	$(3,555,134)

See accompanying notes to the unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended	Three Months ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(954,215)	$(937,097)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	-	1,665
Stock based compensation	83,901	84,663
Net change in:
Accounts receivable	(38,550)	775
Prepaid and other current assets	591	(7,439)
Accounts payable	263,976	(15,796)
Accrued expenses	43,040	-
Accrued expenses, related party	74,682	(107,614)
Deferred revenue	(90,000)	16,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(616,575)	(964,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured notes payable, related party	9,000	-
Payment of senior secured notes payable, related party	(6,000)	-
Proceeds from issuance of common shares	-	35,000
Proceeds from senior convertible notes payable, related party	250,000	-
Proceeds from senior convertible notes payable	190,000	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	443,000	35,000

NET CHANGE IN CASH	(173,575)	(929,843)
Cash, beginning of period	215,816	1,129,935
Cash, end of period	$42,241	$200,092

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$82,529	$89,440
Contributed capital	$-	$4,448

See accompanying notes to the unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Notes to the Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of OneMeta Inc. (“we”, “our”, “OneMeta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2024 financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2024, have been omitted.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of March 31, 2025 and December 31, 2024, there was $1,160 of allowance for credit losses.

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

Subscription and license

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

OEM solution

The Company provide Over-the-phone, consecutive AI Translation Service (“VerbumCall SDK”) that uses websocket connections to provide an AI service designed to facilitate effortless communication across languages within the native UX. This product leverages advanced AI capabilities to provide consecutive audio translation, ensuring that both patrons and agents experience conversations without the need for additional steps or complicated setups.

The Company has multiple performance obligations in the customer contract with inContact. The Company is to generate revenue through the following sources: sale of OEM Solution software and professional services, which consist of implementation, configuration, custom development, optimization, and training services of the OEM Solution, and technical support service.

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and professional service revenue.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Subscription, license and software revenue	$-	$5,387
Professional services	128,518	-
Total revenue	$128,518	$5,387

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company expects the $700,000 credit to be used mainly by OEM Solution and professional services. As of March 31, 2025, the Company expects to recognize all the unsatisfied performance obligations as revenue during the year ending December 31, 2025. During the three months ended March 31, 2025, the Company recognized $90,000 as revenue from the credit. As of March 31, 2025, the deferred revenue balance was $610,000.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the three months ended March 31, 2025 and 2024, reflected in the accompanying statement of operations.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of March 31, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the three months ended March 31, 2025 and 2024, Mr. Day paid $82,529 and $89,440 of expenses on the Company’s behalf and was repaid $0 and $65,328, respectively. As of March 31, 2025 and December 31, 2024, the balance owed to Mr. Day was $152,877 and $70,348, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025.

On August 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) February 12, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025.

On August 27, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $5,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on October 31, 2024. In April 2025, the note maturity was extended to July 31, 2025.

On September 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $23,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) March 26, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025.

On October 14, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 13, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025.

On January 28, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $6,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on February 28, 2025. During the period ended March 31, 2025, the Company paid $6,000 of the secured promissory note principal.

On March 21, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $3,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on April 21, 2025. Subsequent to the period ended March 31, 2025, the Company paid $3,000 of the secured promissory note principal.

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

As of March 31, 2025, the related party senior secured promissory notes payable principal balance was $546,515 with accrued interest of $63,162. As of December 31, 2024, the related party senior secured promissory notes payable principal balance was $543,515 with accrued interest of $43,853.

Convertible notes payable

During the period ended March 31, 2025, the Company issued 0% interest convertible notes payable to four related parties in exchange for $250,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of March 31, 2025, the convertible notes payable principal balance was $250,000.

On Accrued salary and interest

As of March 31, 2025, the accrued related party salary and accrued interest expense was $414,500 and $28,333, respectively. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121, respectively.

Note 5. Convertible Notes Payable

During the year ended December 2024, the Company issued 0% interest convertible notes payable to three investors in exchange for $650,000. During the period ended March 31, 2025, the Company issued 0% interest convertible notes payable to three investors in exchange for $190,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of December 31, 2024 and March 31, 2025, the convertible notes payable principal balance was $650,000 and $840,000, respectively.

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

Preferred Stock

Series A Convertible Preferred Stock

Our board of directors designated 2,068 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which the Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of each of March 31, 2025 and December 31, 2024, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

Our board of directors designated 8,619,420 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with a par value of $0.001. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. As of March 31, 2025 and December 31, 2024, there are 8,619,420 shares of Series B-1 issued and outstanding.

Series B-2 Convertible Preferred Stock

Our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of March 31, 2025 and December 31, 2024, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2025	350,000	$1.29

As of March 31, 2025 the outstanding and exercisable warrants have a weighted average remaining term of 3.06 with no intrinsic value, respectively.

Stock Options

During the three months ended March 31, 2025, the Company recognized $83,901 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	4,415,000	$0.46
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2025	4,415,000	$0.46
Exercisable, March 31, 2025	1,268,750	$0.46

As of March 31, 2025, the outstanding and exercisable options have a weighted average remaining term of 4.75 with an intrinsic value of $0.

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

On October 8, 2024, the Company entered into an OEM Agreement (the “Agreement”) with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel, whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. NICE is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language translation solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The agreement has an initial term of three years and will automatically renew for additional periods of one year. Additionally, the Company will continue to provide support to NICE for a period of five years following termination or expiration of the agreement. The agreement also has an exclusivity period of eighteen months. During the exclusivity period, NICE shall not develop or make its own native over-the-phone consecutive AI language translation solution, nor shall NICE OEM a competitive over-the-phone consecutive AI language translation solution, where such solution is embedded within the NICE Product. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. As of March 31, 2025, the Company recognized $90,000 of the credit balance as revenue.

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

Note 8: Subsequent Events

As of March 31, 2025, the Company entered into a reseller and distribution agreement to provide software development kit (SKD) to the reseller to use and/or resell to their customers. The Company will provide the reseller with a Software Development Kit (SDK) and an encryption key to install on their computer system and servers. In return, the reseller is to pay an initial one-time paid-up SDK fee of $500,000, due within forty-five (45) days following the execution of the Agreement.

On April 1, 2025, the Company issued 1,000,000 shares of common stock at $0.50 per share and collected $500,000.

In April 2025, Rowland Day agreed to extend the maturity date on all of his outstanding secured promissory notes payable to July 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our registration statement filed pursuant to Section 12(g) of The Securities Exchange Act of 1934, with the Securities and Exchange Commission on March 6, 2025 (“Registration Statement”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

●	Verbum. Verbum supports real time web-based conversations, discussions, meetings, and online chats in 140 languages, enabling fluent and effective communication among individuals that do not speak the same language. This product is distributed through our online platform, direct sales to businesses and organizations, and we are attempting to develop partnerships with existing video conferencing providers. The competitive position is against other video conferencing providers that also offer live interpretation services, such as Microsoft Teams, Zoom and Google Meet. We believe our main competitors are organizations that supply human interpreters which can be ten times more expensive than our Verbum product. The Verbum product is available to customers at a wholesale price of $0.30 to $0.36 per minute, as compared to human interpreters, which can range from $45.00 to $150.00 per hour, or $1.25 to $3.00 per minute.(1) The primary market for our Verbum product is for organizations or individuals that require real-time interpretation services.

(1) As reported in “Medical Interpreters in Outpatient Practice”, available at https://pmc.ncbi.nlm.nih.gov/articles/PMC5758324/.

VerbumOnSiteTM – Real Time Translation Powered by AI

●	Multilingual Events - unlocks the power of seamless communication at live events through real-time translation and captioning services. Attendees can effortlessly scan a QR code to access real-time captions in over 140 languages directly on their phones.
●	Ease of Integration - integrates into the event setup, ensuring a smooth and hassle-free experience for organizers and attendees. User-friendly, web-based design and compatibility incorporates powerful multilingual features without technical complexities.

●	Inclusive Communication - committed to breaking language barriers and making events accessible to all such as for those with hearing disabilities. Our solution provides real-time, multilingual closed captions, ensuring full engagement in conversations and presentations and fostering an inclusive event experience.
●	Currently available for use in live events requiring multilingual support.

VerbumCallTM – AI-Powered Over-the-Phone Interpretation with No App or Internet Required

●	Multilingual Calls - unlocks the power of seamless communication over the phone; similar to having a translator readily available in 140+ languages. VerbumCall transforms any mobile device into a personal translator without the need for internet connection or additional applications.
●	Ease of Integration - integrates into the users current systems incorporating powerful multilingual calls without technical complexities.
●	Scalable & Confidential - offers a scalable solution that adapts to the users business needs, whether making one call or thousands of calls. Our AI-powered conversations enable calls to be private and secure, ensuring business communications are confidential and protected.
●	Currently available for integration with major Contract Center as a Service (CCaaS) providers.

VerbumTM for Microstoft Teams – AI Translation for Multilingual Meetings

●	Enhances the Microsoft Teams experience by facilitating multilingual groups to come together in meetings. Enables collaborators from all over the world to work together without language barriers. Each attendee chooses the language that they will be speaking in and the language in which they want to see captions and chat. As each person speaks in their preferred language from a list of 95+ languages, it is translated in near real-time for the rest of the group.
●	When a user selects their preferred language, it does not impact the other users in the meeting. The system allows each user to understand and be understood using their preferred language.
●	Translates chat messages into 3 selected languages in near real-time to allow flow of communication.
●	Enables a transcript function allowing the user to upload documents that can be translated into 95+ languages and shared with the whole team.
●	No formal legal or commercial agreement is required with Microsoft for the operation of this product within Microsoft Teams. The Company fully complies with Microsoft’s comprehensive development, publishing, and certification standards to ensure functionality, security and accessibility.
●	Integration with Microsoft Teams is achieved through Microsoft Teams APIs and compliance with a detailed manifest that undergoes thorough third-party review. The manifest governs Verbum’s features and ensures secure, real-time multilingual translation capabilities, including captions and chat translations for over 120 languages. Verbum interacts with Microsoft Teams by processing real-time meeting audio and chat data (with user permission) to deliver high-accuracy, AI-powered translations directly within the Microsoft Teams interface.
●	Fully operational and available to users.

●	Verbum SDK. Verbum Software Developer Kit allows software programmers, potential channel partners, and corporate development teams to integrate our powerful multilingual communications platform Verbum™ — into new or existing Software-as-a-Service applications and/or client/server programs, helping them remove communications barriers for multinational organizations and/or those serving customers who speak/read different languages. This product may be distributed through partnerships with software developers or through direct sales to businesses and organizations that require interpretation services for their software. The competitive position would be against other software development kit providers that also offer interpretation services, such as Microsoft Azure or Amazon Translate. The expected market for this product is software developers and businesses that require interpretation services for their software applications.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended	Three months ended	Increase/
	March 31, 2025	March 31, 2024	(Decrease)

Revenue	$128,518	$5,387	$123,131
Total revenue	128,518	5,387	123,131

Operating expenses:
Research and development	349,586	232,889	116,697
General and administrative	481,320	464,039	17,281
Advertising and marketing	8,725	33,026	(24,301)
Legal and professional	218,420	205,651	12,769

Total operating expenses	1,058,051	935,605	122,446

Loss from operations	(929,533)	(930,218)	(685)

Other expense:

Interest expense	(24,682)	(6,879)	17,803

Total other expense	(24,682)	(6,879)	17,803

Net loss	$(954,215)	$(937,097)	$17,118

Net Revenue

Our net revenue for the three months ended March 31, 2025 was $128,518, compared to $5,387 for the three months ended March 31, 2024, an increase of $123,131. The Company entered into an OEM service agreement during the year ended December 31, 2024 and recognized revenue related to this agreement during the period ended March 31, 2025.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2025, were $1,058,051, compared to $935,605 for the three months ended March 31, 2024, an increase of $122,446. The increase in our operating expenses was primarily a result of an increase in (i) research and development expenses, from $232,889 for the three months ended March 31, 2024 to $349,586 for the three months ended March 31, 2025, (ii) general and administrative expenses, from $464,039 for the three months ended March 31, 2024 to $481,320 for the three months ended March 31, 2025, and (iii) legal and professional expenses, from $205,651 for the three months ended March 31, 2024 to $218,420 for the three months ended March 31, 2025, each of which were connected to the development and marketing of translation and transcription products, and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the three months ended March 31, 2025, other expense was $24,682. For the three months ended March 31, 2024, other expense was $6,879. Other expense increased by $17,803 primarily due to increased interest expense, which, in turn, was attributable to increased borrowings from 2024 to 2025.

Net Loss

Net loss for the three months ended March 31, 2025, was $954,215, compared to $937,097 for the three months ended March 31, 2024, an increased net loss of $17,118. The increased net loss was primarily due to $122,446 of increased operating expenses.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Current Assets	$179,231	$314,847

Current Liabilities	$3,734,365	$2,999,667

Working Capital (Deficit)	$(3,555,134)	$(2,684,820)

As of March 31, 2025, we had working capital deficit of $3,555,134. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. While these sources of capital have primarily been from third party investors, they have also included loans from Mr. Rowland W. Day II, our President and CFO, and related parties. As of March 31, 2025, we had cash of $42,241, total liabilities of $3,734,365, and an accumulated deficit of $40,470,369. As of December 31, 2024, we had cash of $215,816, total liabilities of $2,999,667, and an accumulated deficit of $39,516,154.

Cash Flow

Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(616,575)	$(964,843)
Net cash provided by financing activities	443,000	35,000

Net change in cash	$(173,575)	$(929,843)

Net Cash Used in Operating Activities

Net cash used in operating activities was $616,575 for the three months ended March 31, 2025, compared to $964,843 for the three months ended March 31, 2024, a decrease of $348,268. The change was primarily attributable to changes in accounts receivable, accounts payable and deferred revenue.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $443,000 for the three months ended March 31, 2025, compared to $35,000 for the three months ended March 31, 2024, an increase of $408,000. Our increased cash provided by financing activities was primarily attributable to our increase in proceeds from debt financing during 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2025, there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our internal control over financial reporting, our management concluded that our internal control over financial reporting were not effective as of December 31, 2024 and March 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company’s annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Options

During the three months ended March 31, 2025, the Company recognized $83,901 of expense related to outstanding stock options.

As of March 31, 2025, the outstanding and exercisable options had a weighted average remaining term of 4.75 with an intrinsic value of $0.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	May 6, 2025
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	May 6, 2025
Rowland Day	(Principal Accounting and Financial Officer)

