Form 10-Q
period 2025-06-30
OneMeta Inc.
filed 2025-08-12
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 11, 2025
Common Stock, $0.001 par value	37,790,943
Series A Preferred, $0.001 par value	2,068
Series B-1 Preferred, $0.001 par value	8,619,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$41,039	$215,816
Accounts receivable, net	71,229	5,000
Prepaid and other current assets	11,982	94,031
Total current assets	124,250	314,847

Total assets	$124,250	$314,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$697,354	$586,305
Accrued expenses	65,406	18,025
Accrued expenses, related party	682,244	501,822
Convertible notes payable	840,000	650,000
Convertible notes payable, related party	250,000	-
Senior secured notes payable, related party	443,515	543,515
Deferred revenue	520,000	700,000
Total current liabilities	3,498,519	2,999,667
Total liabilities	3,498,519	2,999,667

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, $0.001 par value, 2,068 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,890,943 and 37,790,943 shares issued and outstanding, respectively	38,891	37,791
Additional paid in capital	37,523,810	36,792,679
Accumulated deficit	(40,937,834)	(39,516,154)
Total stockholders’ deficit	(3,374,269)	(2,684,820)
Total liabilities and stockholders’ deficit	$124,250	$314,847

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended	Six months ended	Three months ended	Three months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$829,273	$10,876	$700,755	$5,489
Cost of revenue	91,675	-	91,675	-
Gross profit	737,598	10,876	609,080	5,489

Operating expenses:
Research and development	472,484	451,564	122,898	218,675
General and administrative	1,144,427	1,135,224	663,107	671,185
Advertising and marketing	16,488	53,473	7,763	20,447
Legal and professional	413,200	352,133	194,780	146,482

Total operating expenses	2,046,599	1,992,394	988,548	1,056,789

Loss from operations	(1,309,001)	(1,981,518)	(379,468)	(1,051,300)

Other expense:

Interest expense	(112,679)	(26,092)	(87,997)	(19,213)

Total other expense	(112,679)	(26,092)	(87,997)	(19,213)

Net loss	$(1,421,680)	$(2,007,610)	$(467,465)	$(1,070,513)

Net loss per common share:
Basic	$(0.04)	$(0.06)	$(0.01)	$(0.03)
Diluted	$(0.04)	$(0.06)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic	38,332,054	33,105,163	38,873,165	33,164,557
Diluted	38,332,054	33,105,163	38,873,165	33,164,557

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2024	2,068	$2	8,619,420	$862	37,790,943	$37,791	$36,792,679	$(39,516,154)	(2,684,820)
Stock based compensation	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	(954,215)	(954,215)
Balance, March 31, 2025	2,068	$2	8,619,420	$862	37,790,943	$37,791	$36,876,580	$(40,470,369)	$(3,555,134)
Common shares issued for cash	-	-	-	-	1,000,000	$1,000	$474,000	-	475,000
Common shares issued for service	-	-	-	-	100,000	$100	$22,900	-	23,000
Imputed interest	-	-	-	-	-	-	$66,429	-	66,429
Stock based compensation	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	(467,465)	(467,465)
Balance, June 30, 2025	2,068	$2	8,619,420	$862	38,890,943	$38,891	$37,523,810	$(40,937,834)	$(3,374,269)

Balance, December 31, 2023	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	2,068	2	8,619,420	862	33,082,960	33,083	34,118,396	(34,845,893)	(693,550)
Common shares issued for cash	-	-	-	-	582,000	582	465,018	-	465,600
Stock based compensation	-	-	-	-	-	-	92,338	-	92,338
Imputed interest	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	(1,070,513)	(1,070,513)
Balance, June 30, 2024	2,068	$2	8,619,420	$862	33,664,960	$33,665	34,677,417	$(35,916,406)	$(1,204,460)

The accompanying notes are an integral part of these unaudited financial statements..

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended	Six Months ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,421,680)	$(2,007,610)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	66,429	3,330
Stock based compensation	190,802	177,001
Net change in:
Accounts receivable	(66,229)	775
Prepaid and other current assets	82,049	(2,920)
Accounts payable	306,167	132,584
Accrued expenses	47,381	32,589
Accrued expenses, related party	(14,696)	(103,454)
Deferred revenue	(180,000)	19,500

CASH FLOWS USED IN OPERATING ACTIVITIES	(989,777)	(1,748,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior convertible notes payable	190,000	-
Proceeds from senior convertible notes payable, related party	250,000	-
Proceeds from senior secured notes payable, related party	45,500	441,000
Payments of senior secured notes payable, related party	(145,500)	-
Proceeds from issuance of common shares	475,000	500,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	815,000	941,600

NET CHANGE IN CASH	(174,777)	(806,605)
Cash, beginning of period	215,816	1,129,935
Cash, end of period	$41,039	$323,330

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$195,118	$179,241
Contributed capital	$-	$4,448

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of June 30, 2025 and December 31, 2024, there was $1,160 of allowance for credit losses.

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

The Company has multiple performance obligations in the customer contract with inContact. The Company is to generate revenue through the following sources: sale of OEM Solution software and professional services, which consist of implementation, configuration, custom development, optimization, training and technical support services of the OEM Solution.

VerbumAgentis

On March 31, 2025, the Company entered into a reseller and distribution agreement to provide software development kit (SDK) to the reseller to use and/or resell to their customers. The Company will provide the reseller with a VerbumAgentis communication platform and an encryption key to install on their computer system and servers. In return, the reseller is to pay an initial one-time paid-up fee of $500,000.

VerbumAgentis is a standalone communication platform with core capabilities such as chat-based interaction, transcription, and multilingual simultaneous interpretation for voice-to-voice customer interactions. It includes real-time bidirectional communication and integrations. While live translation leverages underlying language models (SDK), the core platform delivers independent value (e.g., chat UX, meeting structure, basic interaction) even without SDK execution for each interaction.

VerbumAgentis is installed on client’s servers that they control. The Company is to deliver and install the VerbumAgentis platform on the customers’ server and provide translation services on an as requested basis by the end customers. The customer benefits from the VerbimAgentis platform as a standalone system once installed on their infrastructure. Further, the translation services and other per usage items outlined in the contract are obligations that arise when those services are initiated by the customer.

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and professional service revenue.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Subscription, license and software revenue	$502,500	$10,876
Professional services	326,460	-
OEM Solution	313	-
Total revenue	$829,273	$10,876

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company expects the $700,000 credit to be used mainly by OEM Solution and professional services. As of June 30, 2025, the Company expects to recognize all the unsatisfied performance obligations as revenue during the year ending December 31, 2025. During the six months ended June 30, 2025, the Company recognized $180,000 as revenue from the credit. As of June 30, 2025, the deferred revenue balance was $520,000.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included warrants to purchase 350,000 common shares, options to purchase 4,415,000 common shares, conversion of Series B-1 shares to purchase 94,813,620 common shares, conversion of Series A shares to purchase 2,585 common shares and the conversion of the convertible notes to 4,661,275 common shares. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the six months ended June 30, 2025 and 2024, reflected in the accompanying statement of operations.

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

Segment Reporting

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of June 30, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the six months ended June 30, 2025 and 2024, Mr. Day paid $195,118 and $179,421 of expenses on the Company’s behalf and was repaid $120,946 and $160,897, respectively. As of June 30, 2025 and December 31, 2024, the balance owed to Mr. Day was $144,520 and $70,348, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the period ended June 30, 2025, the Company repaid $100,000 of the secured promissory note principle.

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

On January 28, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $6,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on February 28, 2025. During the period ended June 30, 2025, the Company paid $6,000 of the secured promissory note principle.

On March 21, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $3,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on April 21, 2025. During the period ended June 30, 2025, the Company paid $3,000 of the secured promissory note principal.

On May 13, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $36,500 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on June 12, 2025. During the period ended June 30, 2025, the Company paid $36,500 of the secured promissory note principle.

For all of the secured promissory notes payable, the Company granted to the lender a security interest in and to all of the Company’s assets. At the time any collateral becomes subject to a security interest of the lender, the Company shall be deemed to have represented and warranted that (a) the Company is the lawful owner of such collateral or has the power to transfer the collateral and have the right and authority to subject the same to the security interest of the lender.

As of June 30, 2025, the related party senior secured promissory notes payable principal balance was $443,515 with accrued interest of $79,062. As of December 31, 2024, the related party senior secured promissory notes payable principal balance was $543,515 with accrued interest of $43,853.

Convertible notes payable

During the period ended June 30, 2025, the Company issued 0% interest convertible notes payable to four related parties in exchange for $250,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company calculated imputed interest of $12,715 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of June 30, 2025, the convertible notes payable principal balance was $250,000.

On Accrued salary and interest

As of June 30, 2025, the accrued related party salary and accrued interest expense was $424,500 and $34,000, respectively. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121, respectively.

Note 5. Convertible Notes Payable

During the year ended December 2024, the Company issued 0% interest convertible notes payable to three investors in exchange for $650,000. During the period ended June 30, 2025, the Company issued 0% interest convertible notes payable to three investors in exchange for $190,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The convertible notes issued in December 2024 matured and became convertible during the period ended June 30, 2025. As of June 30, 2025, the matured convertible notes would potentially be converted into 4,661,275 common.

The Company calculated imputed interest of $53,714 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of June 30, 2025 and December 31, 2024, the convertible notes payable principal balance was $840,000 and $650,000, respectively.

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

During the period ended June 30, 2025, the Company issued 1,000,000 common shares at $0.50 per share for a net proceed of $475,000. The Company paid $25,000 as a finder fee to a consultant related to the issuance.

During the period ended June 30, 2025, the Company issued 100,000 common shares for service performed values at $0.23 per share. The awards are immediately vested and the value of the issuance was recorded to stock-based compensation.

Preferred Stock

Series A Convertible Preferred Stock

Our board of directors designated 2,068 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which the Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of each of June 30, 2025 and December 31, 2024, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

Our board of directors designated 8,619,420 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with a par value of $0.001. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. As of June 30, 2025 and December 31, 2024, there are 8,619,420 shares of Series B-1 issued and outstanding.

Series B-2 Convertible Preferred Stock

Our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of June 30, 2025 and December 31, 2024, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2025	350,000	$1.29

As of June 30, 2025 the outstanding and exercisable warrants have a weighted average remaining term of 2.81 with no intrinsic value, respectively.

Stock Options

During the six months ended June 30, 2025, the Company recognized $167,802 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	4,415,000	$0.46
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	4,415,000	$0.46
Exercisable, June 30, 2024	1,341,875	$0.46

As of June 30, 2025, the outstanding and exercisable options have a weighted average remaining term of 4.50 with an intrinsic value of $4,050.

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

On October 8, 2024, the Company entered into an OEM Agreement (the “Agreement”) with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel, whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. NICE is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language translation solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The agreement has an initial term of three years and will automatically renew for additional periods of one year. Additionally, the Company will continue to provide support to NICE for a period of five years following termination or expiration of the agreement. The agreement also has an exclusivity period of eighteen months. During the exclusivity period, NICE shall not develop or make its own native over-the-phone consecutive AI language translation solution, nor shall NICE OEM a competitive over-the-phone consecutive AI language translation solution, where such solution is embedded within the NICE Product. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. As of June 30, 2025, the Company recognized $180,000 of the credit balance as revenue.

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

Note 8: Subsequent Events

The secured promissory notes payable with Rowland Day matured as of July 31, 2025. The Company did not obtain an extension on the notes. As of August 11, 2025, Day provided the Company with a waiver to not to call the notes.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2025 and 2024, respectively.

	Three months ended	Three months ended
	June 30, 2025	June 30, 2024

Revenue	$700,755	$5,489
Cost of revenue	91,675	-
Net profit	609,080	5,489

Operating expenses:
Research and development	122,898	218,675
General and administrative	663,107	671,185
Advertising and marketing	7,763	20,447
Legal and professional	194,780	146,482

Total operating expenses	988,548	1,056,789

Loss from operations	(379,468)	(1,051,300)

Other expense:

Interest expense	(87,997)	(19,213)

Total other expense	(87,997)	(19,213)

Net loss	$(467,465)	$(1,070,513)

Revenue and Cost of Revenue

Our net revenue for the three months ended June 30, 2025 was $700,755, compared to $5,489 for the three months ended June 30, 2024, an increase of $695,266. Our cost of revenue increased from $0 for the three months ended June 30, 2025 to $91,675 for the three months ended June 30, 2025. The Company entered into two new sales and service contracts and began recognizing revenue from the new contracts during the period ended June 30, 2025.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2025, were $988,548, compared to $1,056,789 for the three months ended June 30, 2024, a decrease of $68,241. The decrease in our operating expenses was primarily a result of (i) a decrease in research and development expenses, from $218,675 for the three months ended June 30, 2024 to $122,898 for the three months ended June 30, 2025, (ii) decrease in general and administrative expenses, from $671,185 for the three months ended June 30, 2024 to $663,107 for the three months ended June 30, 2025, and (iii) an increase in legal and professional expenses, from $146,482 for the three months ended June 30, 2024 to $194,780 for the three months ended June 30, 2025, each of which were connected to management’s efforts to perform obligations related to new sales contracts, and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the three months ended June 30, 2025, other expense was $87,997. For the three months ended June 30, 2024, other expense was $19,213. Other expense increased by $68,784 primarily due to increased interest expense, which, in turn, was attributable to increased borrowings from 2024 to 2025.

Net Loss

Net loss for the three months ended June 30, 2025, was $467,465, compared to $1,070,513 for the three months ended June 30, 2024, a decrease of $603,048. The decrease in net loss was primarily due to increase net revenue.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2025 and 2024, respectively.

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024

Revenue	$829,273	$10,876
Cost of revenue	91,675	-
Net profit	737,598	10,876

Operating expenses:
Research and development	472,484	451,564
General and administrative	1,144,427	1,135,224
Advertising and marketing	16,488	53,473
Legal and professional	413,200	352,133

Total operating expenses	2,046,599	1,992,394

Loss from operations	(1,309,001)	(1,981,518)

Other expense:

Interest expense	(112,679)	(26,092)

Total other expense	(112,679)	(26,092)

Net loss	$(1,421,680)	$(2,007,610)

Revenue and cost of revenue

Our net revenue for the six months ended June 30, 2025 was $829,273, compared to $10,876 for the six months ended June 30, 2024, an increase of $818,397. Our cost of revenue increased from $0 for the three months ended June 30, 2025 to $91,675 for the three months ended June 30, 2025. The Company entered into two new sales and service contracts and began recognizing revenue from the new contracts during the period ended June 30, 2025.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2025, were $2,046,599, compared to $1,992,394 for the six months ended June 30, 2024, an increase of $54,205. The increase in our operating expenses was primarily a result of (i) an increase in research and development expenses from $451,564 for the six months ended June 30, 2024 to $472,484 for the six months ended June 30, 2025, (ii) increase in general and administrative expenses from $1,135,224 for the six months ended June 30, 2024 to $1,144,427 for the six months ended June 30, 2025, (iii) decrease in advertising and marketing expenses from $53,473 for the six months ended June 30, 2024 to $16,488 for the six months ended June 30, 2025 and (iv) an increase in legal and professional expenses from $352,133 for the six months ended June 30, 2024 to $413,200 for the six months ended June 30, 2025, each of which were connected to management’s efforts to perform obligations related to new sales contracts, and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the six months ended June 30, 2025, other expense was $112,679. For the six months ended June 30, 2024, other expense was $26,092. Other expense increased by $86,587 primarily due to increased interest expense, which, in turn, was attributable to increased borrowings from 2024 to 2025.

Net Loss

Net loss for the six months ended June 30, 2025, was $1,421,680, compared to $2,007,610 for the six months ended June 30, 2024, a decrease of $585,930. The decrease in net loss was primarily due to increase net revenue.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Current Assets	$124,250	$314,847

Current Liabilities	$3,498,519	$2,999,667

Working Capital (Deficit)	$(3,374,269)	$(2,684,820)

As of June 30, 2025, we had working capital deficit of $3,374,269. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. While these sources of capital have primarily been from third party investors, they have also included loans from Mr. Rowland W. Day II, our President and CFO, and related parties. As of June 30, 2025, we had cash of $41,039, total liabilities of $3,498,519, and an accumulated deficit of $40,937,834. As of December 31, 2024, we had cash of $215,816, total liabilities of $2,999,667, and an accumulated deficit of $39,516,154.

Cash Flow

Comparison of the Six Months Ended June 30, 2025 and the Six Months Ended June 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(989,777)	$(1,748,205)
Net cash provided by financing activities	815,000	941,600

Net change in cash	$(174,777)	$(806,605)

Net Cash Used in Operating Activities

Net cash used in operating activities was $989,777 for the six months ended June 30, 2025, compared to $1,748,205 for the six months ended June 30, 2024, a decrease of $758,428. The change was primarily attributable to decrease in net losses and changes in accounts receivable, accounts payable and deferred revenue.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $815,000 for the six months ended June 30, 2025, compared to $941,600 for the six months ended June 30, 2024, a decreaseof $126,600. Our decreased cash provided by financing activities was primarily attributable to our increase in proceeds from debt financing during 2025 offset by payments during 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2025, there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our internal control over financial reporting, our management concluded that our internal control over financial reporting were not effective as of December 31, 2024 and June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Options

During the six months ended June 30, 2025, the Company recognized $167,802 of expense related to outstanding stock options.

As of June 30, 2025, the outstanding and exercisable options had a weighted average remaining term of 4.50 with an intrinsic value of $4,050.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the six-month period ended June 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	August 11, 2025
Saul Leal	(Principal Executive Officer)

/s/ Rowland Day	President, Chief Financial Officer	August 11, 2025
Rowland Day	(Principal Accounting and Financial Officer)

