Form 10-Q
period 2025-09-30
OneMeta Inc.
filed 2025-11-14
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 14, 2025
Common Stock, $0.001 par value	38,890,943
Series A Preferred, $0.001 par value	2,068
Series B-1 Preferred, $0.001 par value	8,619,420

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$138,447	$215,816
Accounts receivable, net	67,601	5,000
Prepaid and other current assets	24,054	94,031
Total current assets	230,102	314,847

Total assets	$230,102	$314,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$885,275	$586,305
Accrued expenses	113,804	18,025
Accrued expenses, related party	886,768	501,822
Convertible notes payable	940,000	650,000
Convertible notes payable, related party	250,000	-
Senior secured notes payable, related party	521,764	543,515
Promissory note payable, net	304,421	-
Deferred revenue	405,000	700,000
Total current liabilities	4,307,032	2,999,667
Total liabilities	4,307,032	2,999,667

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series A preferred stock, $0.001 par value, 2,068 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,890,943 and 37,790,943 shares issued and outstanding, respectively	38,891	37,791
Additional paid in capital	37,648,629	36,792,679
Accumulated deficit	(41,765,314)	(39,516,154)
Total stockholders’ deficit	(4,076,930)	(2,684,820)
Total liabilities and stockholders’ deficit	$230,102	$314,847

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$474,604	$3,478	$1,303,877	$14,354
Cost of revenue	45,530	-	137,205	-
Gross profit	429,074	3,478	1,166,672	14,354

Operating expenses:
Research and development	373,440	202,168	845,924	653,732
General and administrative	623,796	537,164	1,768,223	1,672,388
Advertising and marketing	7,261	25,336	23,749	78,809
Legal and professional	115,215	139,600	528,415	491,733

Total operating expenses	1,119,712	904,268	3,166,311	2,896,662

Loss from operations	(690,638)	(900,790)	(1,999,639)	(2,882,308)

Other expense:

Interest expense	(136,842)	(34,563)	(249,521)	(60,655)

Total other expense	(136,842)	(34,563)	(249,521)	(60,655)

Net loss	$(827,480)	$(935,353)	$(2,249,160)	$(2,942,963)

Net loss per common share:
Basic	$(0.02)	$(0.03)	$(0.06)	$(0.09)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic	38,890,943	33,721,004	38,521,090	33,312,494
Diluted	38,890,943	33,721,004	38,521,090	33,312,494

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2024	2,068	$2	8,619,420	$862	37,790,943	$37,791	$36,792,679	$(39,516,154)	$(2,684,820)
Stock based compensation	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	(954,215)	(954,215)
Balance, March 31, 2025	2,068	2	8,619,420	862	37,790,943	37,791	36,876,580	(40,470,369)	(3,555,134)
Common shares issued for cash	-	-	-	-	1,000,000	1,000	474,000	-	475,000
Common shares issued for service	-	-	-	-	100,000	100	22,900	-	23,000
Imputed interest	-	-	-	-	-	-	66,429	-	66,429
Stock based compensation	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	(467,465)	(467,465)
Balance, June 30, 2025	2,068	2	8,619,420	862	38,890,943	38,891	37,523,810	(40,937,834)	(3,374,269)
Imputed interest	-	-	-	-	-	-	40,918	-	40,918
Stock based compensation	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-		(827,480)	(827,480)
Balance, September 30, 2025	2,068	$2	8,619,420	$862	38,890,943	$38,891	$37,648,629	$(41,765,314)	$(4,076,930)

Balance, December 31, 2023	2,068	$2	8,619,420	$862	32,995,460	$32,996	$33,992,707	$(33,908,796)	$117,771
Common shares issued for cash	-	-	-	-	87,500	87	34,913	-	35,000
Stock based compensation	-	-	-	-	-	-	84,663	-	84,663
Contributed capital	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	(937,097)	(937,097)
Balance, March 31, 2024	2,068	2	8,619,420	862	33,082,960	33,083	34,118,396	(34,845,893)	(693,550)
Common shares issued for cash	-	-	-	-	582,000	582	465,018	-	465,600
Stock based compensation	-	-	-	-	-	-	92,338	-	92,338
Imputed interest	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	(1,070,513)	(1,070,513)
Balance, June 30, 2024	2,068	2	8,619,420	862	33,664,960	33,665	34,677,417	(35,916,406)	(1,204,460)
Common shares issued for cash	-	-	-	-	300,000	300	224,700	-	225,000
Stock based compensation	-	-	-	-	-	-	94,923	-	94,923
Imputed interest	-	-	-	-	-	-	1,665	-	1,665
Net loss	-	-	-	-	-	-	-	(935,353)	(935,353)
Balance, September 30, 2024	2,068	$2	8,619,420	$862	33,964,960	$33,965	$34,998,705	$(36,851,759)	$(1,818,225)

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended	Nine Months ended
	September 30, 2025	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,249,160)	$(2,942,963)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	107,347	4,995
Stock based compensation	274,703	271,924
Amortization of debt discount	4,421	-
Net change in:
Accounts receivable	(62,601)	775
Prepaid and other current assets	69,977	(9,372)
Accounts payable	642,227	318,210
Accrued expenses	95,779	23,031
Accrued expenses, related party	41,689	(62,881)
Deferred revenue	(295,000)	16,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,370,618)	(2,380,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior convertible notes payable	290,000	-
Proceeds from senior convertible notes payable, related party	250,000	-
Proceeds from senior secured notes payable, related party	262,500	549,000
Payments of senior secured notes payable, related party	(284,251)	-
Proceeds from promissory notes payable	300,000	-
Proceeds from advances, related party	-	72,000
Repayment of advances, related party	-	(72,000)
Proceeds from issuance of common shares	475,000	725,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,293,249	1,274,600

NET CHANGE IN CASH	(77,369)	(1,105,681)
Cash, beginning of period	215,816	1,129,935
Cash, end of period	$138,447	$24,254

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$120	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$343,257	$257,975
Contributed capital	$-	$4,448

The accompanying notes are an integral part of these unaudited financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Notes to the Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of OneMeta Inc. (“we”, “our”, “OneMeta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2024 financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2024, have been omitted.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of September 30, 2025 and December 31, 2024, there was $1,160 of allowance for credit losses.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and professional service revenue.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Subscription, license and software revenue	$618,080	$14,354
Professional services	676,251	-
OEM Solution	9,546	-
Total revenue	$1,303,877	$14,354

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company expects the $700,000 credit to be used mainly by OEM Solution and professional services. As of September 30, 2025, the Company expects to recognize all the unsatisfied performance obligations as revenue by March 31, 2026. During the nine months ended September 30, 2025, the Company recognized $360,000 as revenue from the credit.

During the period ended September 30, 2025, the Company recognized addition $65,000 of deferred revenue on new sales contracts. As of September 30, 2025, the deferred revenue balance was $405,000.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included warrants to purchase 350,000 common shares, options to purchase 4,415,000 common shares, conversion of Series B-1 shares to purchase 94,813,620 common shares, conversion of Series A shares to purchase 2,585 common shares and the conversion of the convertible notes to 6,838,135 common shares. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the nine months ended September 30, 2025 and 2024, reflected in the accompanying statement of operations.

Segment Reporting

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of September 30, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the nine months ended September 30, 2025 and 2024, Mr. Day paid $343,257 and $249,113 of expenses on the Company’s behalf and was repaid $153,413 and $213,042, respectively. The advances accrued interest at the rate of 14%. As of September 30, 2025 and December 31, 2024, the balance owed to Mr. Day, with accrued interest, was $285,678 and $40,408, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the period ended September 30, 2025, the Company repaid $100,000 of the secured promissory note principle.

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

On January 28, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $6,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on February 28, 2025. During the period ended September 30, 2025, the Company paid $6,000 of the secured promissory note principle.

On March 21, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $3,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on April 21, 2025. During the period ended September 30, 2025, the Company paid $3,000 of the secured promissory note principal.

On May 13, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $36,500 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on June 12, 2025. During the period ended September 30, 2025, the Company paid $36,500 of the secured promissory note principle.

On July 3, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $8,000 with Saul Leal (the “Lender”). The note will accrue interest at the rate of 14% per annum and matures on January 3, 2026. During the period ended September 30, 2025, the Company paid $8,000 of the secured promissory note principle.

On July 10, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $104,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. In the event of a default, the Company will accrued interest at a rate of 16%. Under the July 10, 2025 secured promissory note agreement, on July 30, 2025 and August 30, 2025, the Company borrowed an additional $75,000 and $30,000, respectively.

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

As of September 30, 2025, the related party senior secured promissory notes payable principal balance was $521,764 with accrued interest of $96,418. As of December 31, 2024, the related party senior secured promissory notes payable principal balance was $543,515 with accrued interest of $43,853.

Convertible notes payable

During the period ended September 30, 2025, the Company issued 0% interest convertible notes payable to four related parties in exchange for $250,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company calculated imputed interest of $21,537 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of September 30, 2025, the convertible notes payable principal balance was $250,000.

The convertible notes matured and became convertible during the period ended September 30, 2025. The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of September 30, 2025. As of September 30, 2025, the matured convertible notes would potentially be converted into 1,299,934 common stock.

On accrued salary and interest

As of September 30, 2025, the accrued related party salary and accrued interest expense was $464,500 and $40,172, respectively. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121, respectively.

Note 5. Convertible Notes Payable

During the year ended December 2024, the Company issued 0% interest convertible notes payable to three investors in exchange for $650,000. During the period ended September 30, 2025, the Company issued 0% interest convertible notes payable to three investors in exchange for $190,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company calculated imputed interest of $85,810 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. As of September 30, 2025 and December 31, 2024, the convertible notes payable principal balance was $940,000 and $650,000, respectively.

All convertible notes matured and became convertible during the period ended September 30, 2025. The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of September 30, 2025. As of September 30, 2025, the matured convertible notes would potentially be converted into 5,538,201 common stock.

Note 6. Promissory Notes

On September 11, 2025, the Company entered into a Promissory Note for a principal amount of $353,050 with the Company receiving cash proceeds of $300,000. The Company recognized debt discount of $53,050 at the issuance of the notes. The note matures on August 30, 2026, and bears a one-time interest of 12% or $42,366. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date. Additionally, in the event of default, the holder may convert all or any part of the outstanding and unpaid amount of this note into shares of Company’s common stock with a discount rate of 35% on the lowest trading price of the common stock during the ten trading days prior to the conversion date.

The Company recognized amortization on the debt discount of $4,421 during the three and nine months ended September 30, 2025. As of September 30, 2025, the principal balance of the note was $353,050 with an unamortized debt discount of $48,629.

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

During the period ended September 30, 2024, the Company issued 582,000 shares of common stock at $0.80 per share and collected $465,600.

During the period ended September 30, 2024, the Company issued 300,000 shares of common stock at $0.75 per share and collected $225,000.

During the period ended September 30, 2025, the Company issued 1,000,000 common shares at $0.50 per share for a net proceed of $475,000. The Company paid $25,000 as a finder fee to a consultant related to the issuance.

During the period ended September 30, 2025, the Company issued 100,000 common shares for service performed. The grant-date fair value of these shares was $23,000, calculated using the market price of $0.23 of the common stock on the date of grant. The awards are immediately vested, and the value of the issuance was recorded as stock- based compensation.

Preferred Stock

Series A Convertible Preferred Stock

Our board of directors designated 2,068 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of September 30, 2025 and December 31, 2024, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

Our board of directors designated 8,619,420 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with a par value of $0.001. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. As of September 30, 2025 and December 31, 2024, there are 8,619,420 shares of Series B-1 issued and outstanding.

Series B-2 Convertible Preferred Stock

Our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series A is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of September 30, 2025 and December 31, 2024, there are no shares of Series B-2 issued and outstanding.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2025	350,000	$1.29

As of September 30, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 2.56 with no intrinsic value, respectively.

Stock Options

During the nine months ended September 30, 2025, the Company recognized $251,703 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	4,415,000	$0.46
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2025	4,415,000	$0.46
Exercisable, September 30, 2025	1,415,000	$0.46

As of September 30, 2025, the outstanding and exercisable options have a weighted average remaining term of 4.25 with an intrinsic value of $0.

Note 8: Commitments and Contingencies

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

On October 8, 2024, the Company entered into an OEM Agreement (the “Agreement”) with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel, whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. NICE is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language translation solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The agreement has an initial term of three years and will automatically renew for additional periods of one year. Additionally, the Company will continue to provide support to NICE for a period of five years following termination or expiration of the agreement. The agreement also has an exclusivity period of eighteen months. During the exclusivity period, NICE shall not develop or make its own native over-the-phone consecutive AI language translation solution, nor shall NICE OEM a competitive over-the-phone consecutive AI language translation solution, where such solution is embedded within the NICE Product. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. As of September 30, 2025, the Company recognized $360,000 of the credit balance as revenue.

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

Note 9: Subsequent Events

On October 13, 2025, the Company entered into a Promissory Note for a principal amount of $88,550 with the Company receiving cash proceeds of $77,000. The Company recognized debt discount of $11,550 at the issuance of the notes. The note matures on August 15, 2026 and bears a one-time interest of 15% or $13,282. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date. Additionally, in the event of default, the holder may convert all or any part of the outstanding and unpaid amount of this note into shares of Company’s common stock with a discount rate of 35% on the lowest trading price of the common stock during the ten trading days prior to the conversion date.

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. On October 31, 2025, the Company entered into (i) a Confidential General Release and Settlement Agreement with Rowland W. Day II, the Company’s former President, Chief Financial Officer, Secretary, Chief Legal Officer, and a member of the Board of Directors (the “Settlement Agreement”), and (ii) a related Stock Repurchase Agreement with the Rowland W. Day II and Jaimie D. Day Family Trust under declaration dated April 13, 1990 (the “Stock Repurchase Agreement” and together with the Settlement Agreement, the “Agreements”). The Agreements were approved by the Company’s Board of Directors on November 3, 2025.

In connection with his resignation, the Company agreed to the following material terms: (i) payment to Mr. Day of $917,966.43 in satisfaction of outstanding loans and reimbursable credit card balances owed to him and the Rowland W. Day II and Jaimie D. Day Family Trust (the “Trust”); (ii) payment to Mr. Day of $408,486.01 for accrued salary, payable no later than December 15, 2025; and (iii) execution of the Stock Repurchase Agreement providing for repurchase by the Company from the Trust of 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The repurchase is to occur in one or more closings prior to March 27, 2026.

If the Company fails to make the salary payment by December 15, 2025, or to complete the stock repurchase by March 27, 2026, the Stock Repurchase Agreement provides that the Company’s Chief Executive Officer, Saul Leal, and the Board of Directors will reappoint Mr. Day to his former executive roles within two days of such default.

On November 3, 2025, the Company entered into note and warrant purchase agreements (the “Purchase Agreements”), dated as of October 31, 2025, with investors (the “Holders”) for their purchase of (i) 14% convertible secured promissory notes of the Company in the aggregate original principal amount of $2,000,000 payable on October 31, 2028 (the “Notes”) with a fixed conversion price of $0.08 and (ii) 5-year warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.08. The proceeds are being used to repay all amounts outstanding under those certain 14% secured promissory notes and credit card balances to the former President of the Company in the amounts of $917,966 and $408,486, respectively, with the remainder expected to be used for working capital and general corporate purposes.

The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders.

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

During the reporting period, the company expanded its product ecosystem with two major additions — Verbumagentis™ and Verbumlocal™ — both designed to enhance accessibility, speed, and accuracy. Verbumagentis™ provides contact center agents with real-time, bidirectional translation in over 140 languages, seamlessly integrated into cx platforms. It enables custom dictionaries and domain-specific models that deliver contextual understanding and higher customer satisfaction scores. Verbumlocal™ is a lightweight, computer-hosted interpretation tool that connects to any headset, microphone, or speaker, allowing secure-network communication at an operating system level. This innovation enables multilingual interaction in any software environment that uses audio input and output.

The company also launched new domain-trained models, including a healthcare, insurance, and legal verticals.

Onemeta continues to gain momentum through enterprise pilots, government contracts, and gsi partnerships. These initiatives are positioning the company as a category-defining leader in real-time multilingual communication technology, differentiated by low latency, high accuracy, a non-generative ai approach, and enterprise-level security where every client obtains its own isolated ai model and dataset, assuring great efficiency and the highest security standard.

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

VerbumOnsite™ has been adopted for pilot programs at major international conferences, supporting live audience captions and mobile access in over 140 languages.

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

Verbumcall™ has been deployed with early adopters in the bpo industry, proving its ability to lower costs and improve call handling time compared to human interpreters.

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

18

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

Verbum SDK is now a foundation for OEM partnerships and emerging applications in healthcare, government, and customer support platforms.

Recent Developments

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. Mr. Day’s resignation was in connection with the Settlement Agreement described above and was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

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

Revenue growth is expected to be driven by enterprise contracts with Nice Cxone clients, channel expansions with Accenture, and the introduction of Verbumagentis™ and Verbumlocal™. Early pilots have resulted in strong customer feedback.

Overall, the company believes that the strategic advancements made this quarter — including product expansion, enterprise partnerships, security certifications, and operational optimization — have significantly strengthened its position as a leader in ai-driven real-time multilingual communication. Management expects these initiatives to contribute to increased revenue, margin improvement, and greater market adoption in upcoming quarters.

Operating Expenses

Operating expenses consist primarily of research and development, salaries and benefits, infrastructure and equipment, professional services and distribution and delivery.

●	Research and Development: Developing and maintaining the proprietary NLP technology and architecture will be a significant future expense for the Company. The company is focusing on low-latency models, contextual domain training, and non-gen-ai approaches that ensure deterministic output and auditability.

●	Salaries and Benefits: The Company plans to invest in hiring and retaining additional employees to perform various functions, such as software development, customer support, sales, and administration. This will include salaries, benefits, and other employee-related expenses.

●	Infrastructure and Equipment: The Company will invest in technology infrastructure and equipment to support its software development and distribution operations. Cloud infrastructure optimization has reduced operating costs and improved performance, supporting higher data throughput for real-time translation services. This will include expenses related to servers, software licenses, hardware, and office equipment.

●	Professional Services: Depending on the Company’s needs, it may need to engage professional services such as legal, accounting, or consulting services, which would be an expense for the Company.

●	Distribution and Delivery: The Company has ongoing investments in automated deployment pipelines and customer success portals are improving client onboarding and global service delivery. This will include expenses related to logistics, software licensing, or server maintenance.

Total Other Expense

Other expenses consist primarily of interest expense. It also includes any gains and loss attributable to the changes in fair market value from the derivative liabilities associated with the issuance of convertible notes.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2025 and 2024, respectively.

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024

Revenue	$474,604	$3,478
Cost of revenue	45,530	-
Net profit	429,074	3,478

Operating expenses:
Research and development	373,440	202,168
General and administrative	623,796	537,164
Advertising and marketing	7,261	25,336
Legal and professional	115,215	139,600

Total operating expenses	1,119,712	904,268

Loss from operations	(690,638)	(900,790)

Other expense:

Interest expense	(136,842)	(34,563)

Total other expense	(136,842)	(34,563)

Net loss	$(827,480)	$(935,353)

Revenue and Cost of Revenue

Our net profit for the three months ended September 30, 2025 was $429,074, compared to $3,478 for the three months ended September 30, 2024, an increase of $425,596. Our cost of revenue increased from $0 for the three months ended September 30, 2024 to $45,530 for the three months ended September 30, 2025. The Company entered into several new sales and service contracts and began recognizing revenue from the new contracts during the period ended September 30, 2025.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2025, were $1,119,712, compared to $904,268 for the three months ended September 30, 2024, an increase of $215,444. The increase in our operating expenses was primarily a result of (i) an increase in research and development expenses, from $202,168 for the three months ended September 30, 2024 to $373,440 for the three months ended September 30, 2025, (ii) increase in general and administrative expenses, from $537,164 for the three months ended September 30, 2024 to $623,796 for the three months ended September 30, 2025, offset by (iii) a decrease in legal and professional expenses, from $139,600 for the three months ended September 30, 2024 to $115,215 for the three months ended September 30, 2025 and (iv) decrease in advertising and marketing expenses, from $25,336 for the three months ended September 30, 2024 to $7,261 for the three months ended September 30, 2025, each of which were connected to management’s efforts to perform obligations related to new sales contracts.

Other Expense

For the three months ended September 30, 2025, other expense was $136,842. For the three months ended September 30, 2024, other expense was $34,563. Other expense increased by $102,279 primarily due to increased interest expense, which, in turn, was attributable to increased borrowings from 2024 to 2025.

Net Loss

Net loss for the three months ended September 30, 2025, was $827,480, compared to $935,353 for the three months ended September 30, 2024, a decrease of $107,873. The decrease in net loss was primarily due to increase net revenue.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2025 and 2024, respectively.

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024

Revenue	$1,303,877	$14,354
Cost of revenue	137,205	-
Net profit	1,166,672	14,354

Operating expenses:
Research and development	845,924	653,732
General and administrative	1,768,223	1,672,388
Advertising and marketing	23,749	78,809
Legal and professional	528,415	491,733

Total operating expenses	3,166,311	2,896,662

Loss from operations	(1,999,639)	(2,882,308)

Other expense:

Interest expense	(249,521)	(60,655)

Total other expense	(249,521)	(60,655)

Net loss	$(2,249,160)	$(2,942,963)

Revenue and cost of revenue

Our net profit for the nine months ended September 30, 2025 was $1,166,672, compared to $14,354 for the nine months ended September 30, 2024, an increase of $1,152,318. Our cost of revenue increased from $0 for the nine months ended September 30, 2025 to $137,205 for the nine months ended September 30, 2025. The Company entered into several new sales and service contracts and began recognizing revenue from the new contracts during the period ended September 30, 2025.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2025, were $3,166,311, compared to $2,896,662 for the nine months ended September 30, 2024, an increase of $269,649. The increase in our operating expenses was primarily a result of (i) an increase in research and development expenses from $653,732 for the nine months ended September 30, 2024 to $845,924 for the nine months ended September 30, 2025, (ii) increase in general and administrative expenses from $1,672,388 for the nine months ended September 30, 2024 to $1,768,223 for the nine months ended September 30, 2025, (iii) decrease in advertising and marketing expenses from $78,809 for the nine months ended September 30, 2024 to $23,749 for the nine months ended September 30, 2025 and (iv) an increase in legal and professional expenses from $491,733 for the nine months ended September 30, 2024 to $528,415 for the nine months ended September 30, 2025, each of which were connected to management’s efforts to perform obligations related to new sales contracts, and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the nine months ended September 30, 2025, other expense was $249,521 For the nine months ended September 30, 2024, other expense was $60,655. Other expense increased by $188,866 primarily due to increased interest expense, which, in turn, was attributable to increased borrowings from 2024 to 2025.

Net Loss

Net loss for the nine months ended September 30, 2025, was $2,249,160, compared to $2,942,963 for the nine months ended September 30, 2024, a decrease of $693,803. The decrease in net loss was primarily due to increase net revenue.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Current Assets	$230,102	$314,847

Current Liabilities	$4,307,032	$2,999,667

Working Capital (Deficit)	$(4,076,930)	$(2,684,820)

As of September 30, 2025, we had working capital deficit of $4,076,930. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. While these sources of capital have primarily been from third party investors, they have also included loans from executive management and related parties. As of September 30, 2025, we had cash of $138,447, total liabilities of $4,307,032, and an accumulated deficit of $41,765,314. As of December 31, 2024, we had cash of $215,816, total liabilities of $2,999,667, and an accumulated deficit of $39,516,154.

Cash Flow

Comparison of the Nine Months Ended September 30, 2025 and the Nine Months Ended September 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(1,370,618)	$(2,380,281)
Net cash provided by financing activities	1,293,249	1,274,600

Net change in cash	$(77,369)	$(1,105,681)

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,370,618 for the nine months ended September 30, 2025, compared to $2,380,281 for the nine months ended September 30, 2024, an decrease of $1,009,663. The change was primarily attributable to decrease in net losses and changes in accounts receivable, accounts payable and deferred revenue.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,293,249 for the nine months ended September 30, 2025, compared to $1,274,600 for the nine months ended September 30, 2024, an increase of $18,649. Our increase cash provided by financing activities was primarily attributable to our increase in proceeds from debt financing during 2025 offset by payments during 2025 and decrease in proceeds from issuance of common shares.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2025, there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our internal control over financial reporting, our management concluded that our internal control over financial reporting were not effective as of December 31, 2024 and September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Options

During the nine months ended September 30, 2025, the Company recognized $251,703 of expense related to outstanding stock options.

As of September 30, 2025, the outstanding and exercisable options had a weighted average remaining term of 4.25 with an intrinsic value of $0.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the nine-month period ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer Chief Financial Officer	November 14, 2025
Saul Leal	(Principal Executive Officer; Principal Financial Officer)

