Form 10-K
period 2025-12-31
OneMeta Inc.
filed 2026-04-15
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, based upon the closing price of the common stock as reported on the OTC Bulletin Board on such date, was approximately $12 million.

As of April 15, 2026, the registrant had 38,890,943 shares of common stock outstanding.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Operating History, Capital Structure, Financial Position and Capital Needs

●	The development of our technology, products, and services is highly competitive.
●	We are an early-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●

Our audited financial statements for the year ended December 31, 2025 included a statement from our independent registered public accounting firm that there is a substantial doubt about our ability to continue as a going concern, and a continuation of negative financial trends could result in our inability to continue as a going concern.

●	We have a limited operating history from which you can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any new company encounters.

Risks Related to Our Business

●	We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.
●	We face risks from artificial intelligence.
●	We may not be able to successfully implement our growth strategy for our brand on a timely basis or at all.

Risks Related to our Common Stock

●

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act has caused and may cause in the future our financial reports to be inaccurate.

●	Our current stockholders’ ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.
●	Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Item 1.	Business.

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

The Company has observed increasing demand from enterprise customers for on-premise and private cloud deployments, driven by heightened requirements for data privacy, intellectual property protection, and cost predictability associated with artificial intelligence solutions. From inception, the Company’s architecture has been designed as a multi-tenant platform with the capability to provide isolated, private datasets for each client and sub-client, enabling secure and controlled deployments across industries with sensitive data requirements. This architectural approach has contributed to early customer traction, particularly in regulated and enterprise environments. In response to evolving market demand, the Company is expanding its focus on on-premise and private cloud solutions, aligning with broader industry trends toward sovereign AI and localized data processing. Additionally, NVIDIA has recognized the Company’s approach and technology, including references to OneMeta in NVIDIA’s public materials related to AI media and localization ecosystems.

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

Verbumcall™ has been deployed with early adopters in the bpo industry , proving its ability to lower costs and improve call handling time compared to human interpreters.

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

We believe that the increasing shift toward on-premise and private cloud AI deployments introduces additional competitive dynamics, as enterprises prioritize solutions that offer data control, security, and predictable cost structures. Many competitors rely on centralized, cloud-based architectures or third-party APIs, which may limit their ability to address enterprise requirements for data residency and intellectual property protection. By contrast, the Company’s multi-tenant architecture, designed to support isolated client environments and flexible deployment models, including on-premise and private cloud configurations, positions the Company to address these evolving enterprise needs. While larger technology providers and emerging AI companies continue to invest in similar capabilities, the Company believes its early focus on secure, enterprise-grade deployments and proprietary datasets provides a competitive advantage in high-sensitivity and regulated use cases.

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

Human Resources

As of December 31, 2025, the Company had 1 employee. The number of employees will increase through time and natural sales growth.

Corporate Information

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

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. On October 31, 2025, the Company entered into (i) a Confidential General Release and Settlement Agreement with Rowland W. Day II, the Company’s former President, Chief Financial Officer, Secretary, Chief Legal Officer, and a member of the Board of Directors (the “Settlement Agreement”), and (ii) a related Stock Repurchase Agreement with the Rowland W. Day II and Jaimie D. Day Family Trust under declaration dated April 13, 1990 (the “Stock Repurchase Agreement” and together with the Settlement Agreement, the “Agreements”). The Agreements were approved by the Company’s Board of Directors on November 3, 2025. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. As of April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,750,000.

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

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Risks Related to Our Operating History, Capital Structure, Financial Position and Capital Needs

The development of our technology, products, and services is highly competitive.

We will face intense competition with respect to any products that we may seek to develop or commercialize in the future. Our competitors include major companies worldwide. Many of our competitors have significantly greater financial, technical and human resources than we have and superior expertise in research and development and marketing approved products/services and thus may be better equipped than we are to develop and commercialize products/services. These competitors also compete with us in recruiting and retaining qualified personnel and acquiring technologies. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Accordingly, our competitors may commercialize products more rapidly or effectively than we are able to, which would adversely affect our competitive position, the likelihood that our products/services will achieve initial market acceptance and our ability to generate meaningful additional revenues from our products.

We are an early-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an early-stage company. We only recently acquired our principal language interpretation and translation business in June of 2022. We face all the risks faced by newer companies, including significant competition from existing and emerging competitors, many of which are established and have better access to capital. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results, and financial condition will be harmed.

We have not been profitable to date, and we expect operating losses for the near future. For the years ended December 31, 2025 and 2024, we had net revenue of $1,505,866 and $31,304, respectively, and incurred net losses of $3,839,617 and $5,607,358, respectively. While we have recently entered into certain contracts for the distribution and sale of our language translation solutions, there can be no assurance that these contracts will yield the expected results, generate any revenue or that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and service offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

Our audited financial statements for the year ended December 31, 2025 includes a statement from our independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern, and a continuation of negative financial trends could result in our inability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report in our financial statements as of and for the year ended December 31, 2025.

We have a limited operating history from which you can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any new company encounters.

We acquired our language and interpretation business in June of 2022. Accordingly, we have no significant history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all of the business risks associated with a new enterprise. The likelihood of our creation of a viable business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the inception of a business, operation in a competitive industry, and the continued development of our technology and the results of our clinical data. We anticipate that our operating expenses will increase for the near future. There can be no assurances that we will ever operate profitably. You should consider our business, operations and prospects in light of the risks, expenses and challenges faced as an early-stage company.

New product development involves a lengthy, expensive and complex process.

There can be no assurance that we will be capable of developing and commercializing new products. New product development involves a lengthy, expensive and complex process. In addition, before we can commercialize any new product candidates, we will need to:

●	conduct substantial research and development;
●	test product viability; and
●	expend significant funds.

This process involves a high degree of risk and takes several years. Our product development efforts may fail for many reasons, including failure of the product at the research or development stage. In addition, as we develop product candidates, we will have to make significant investments in product development, marketing and sales resources.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our growth has placed, and may continue to place, significant demands on our organizational, administrative, and operational infrastructure, including operations, quality control, technical support and customer service, sales force management and general and financial administration. As we continue to grow, we will need to make significant investments in multiple divisions of our company, including in sales, marketing, product development, information technology, equipment, facilities, and human resources. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures.

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

●	maintain a low cost of customer acquisition relative to customer lifetime value; and
●	successfully hire, train, and motivate additional employees, including additional personnel for our technology, sales and marketing efforts.

The expansion of our products and services and customer base may result in increases in our overhead and selling expenses. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability. In addition, if we are unable to effectively manage the growth of our business, the quality of our products may suffer and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We have only recently become subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Business

We are dependent on our management team, and the loss of any key member of this team, or our failure to recruit and retain new personnel, may prevent us from implementing our business plan in a timely manner, or at all.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly our Chief Executive Officer, Saul Leal. Our executive officers or key personnel could terminate their employment with us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of these executive officers or key personnel could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

Additionally, our expansion plans are contingent on our ability to successfully recruit and retain new personnel to meet the needs of our expanded operations. Any failure to recruit new personnel could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be unable to adequately protect our brand and our other intellectual property rights.

We regard our patents, brand, customer lists, trademarks, domain names, trade secrets and similar intellectual property as critical to our success. We may rely on U.S. and international trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain protection in the United States or other countries for all our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all our intellectual property rights. Any of our present or future patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any of our presently pending or future patent and trademark applications may never be granted. To date, we have applied for patent protection with respect to our business and products (e.g., products, systems, and processes for automated translation and transcription). Even if we are granted one or more patents, there is no guarantee that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Even if they do, there is no guarantee that enforcement of our intellectual property will succeed in the courts, or that our intellectual property will be held valid if challenged during that process. Furthermore, our confidentiality agreements and other measures may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend significant resources to apply for, obtain, monitor and protect, and enforce our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine or prove the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

In addition, our licensed technology platform may use open-source software. While we believe that our core AI translation and transcription datasets are proprietary and open-source models currently provide only supplementary functionality and verification, the use of such open-source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our licensed technology platform for no or reduced cost, make the proprietary source code subject to open-source software licenses available to the public, license our software and systems that use open-source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We may periodically monitor our use of open-source software to avoid subjecting our technology platform to conditions we do not intend. However, if our licensed technology platform becomes subject to such unintended conditions, it could have a material adverse effect on our business, financial condition, and results of operations.

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights.

We may in the future be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future. Companies in the technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

Any dispute or litigation regarding patents or other intellectual property could be costly and time consuming due to the uncertainty of intellectual property litigation and could divert our management and key personnel from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, could require us to redesign our products, which would be costly and time-consuming, and/or could subject us to an injunction against development and sale of certain of our products or services. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our products infringe on a third party’s proprietary rights. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed. Our intellectual property portfolio may not be sufficiently relevant or effective in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. In certain of our businesses we may rely on third party intellectual property licenses and we cannot ensure that these licenses will be available to us in the future on favorable terms or at all.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in obtaining, protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement or the misappropriation of our intellectual property rights. The loss of our patents, trademarks (e.g., the OneMeta brand or logo or other registered or common law trade names) or other intellectual property rights or a diminution in the perceived quality of products or services associated with the Company would harm our business. Our efforts to obtain or protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

We face risks from artificial intelligence.

Our products and services use artificial intelligence-powered translation technology. The use of artificial intelligence in our business presents risks and challenges, including that artificial intelligence algorithms may be flawed, datasets may be insufficient, erroneous, stale, or contain biased information, or translations made by artificial intelligence systems may be discriminatory, offensive, illegal, or otherwise harmful. Artificial intelligence can be based on machine learning that uses inputs that give rise to claims of copyright infringement. These risks, deficiencies and other failures of artificial intelligence systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. In addition, there is no guarantee that our artificial intelligence powered translation products will be competitive or provide sufficiently fast and accurate translation services, so we could lose market share or be subject to harmful market feedback and reputational risk.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs to us, including reputational harm, and be a distraction to management and other employees.

We may be subject to significant liability that is not covered by insurance.

Although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period, we could incur costs and suffer losses. Inventory, equipment, and business interruption losses may not be covered by our insurance policies. Additionally, insurance coverage may not be available to us at commercially acceptable premiums in the future, or at all.

If the reputation of our brand erodes significantly, it could have a material impact on our results of operations.

Our financial success is directly dependent on the consumer perception of our brand. The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our results could be negatively affected if our brand suffers substantial damage to its reputation due to real or perceived quality issues or other actions by the Company or any of its executives. Our brand could also suffer if we fail to obtain the brand protection (e.g., trademarks) that we seek now or in the future. For example, if a competing company succeeds in opposing or canceling our trademarks, this could cause us to re-brand, which could cause significant costs and harm to the Company.

We may not be able to successfully implement our growth strategy for our brand on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brand and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

●	successfully register trademarks and obtain similar intellectual property protection for our brand;
●	successfully compete in the product categories in which we choose to operate;
●	introduce new and appealing products and successfully innovate on our existing products;
●	develop and maintain consumer interest in our brand; and
●	increase our brand recognition and loyalty.

We may not be able to implement this growth strategy successfully. Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of consumer interest or brand awareness, and our high rates of sales and income growth may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Technology failures or security breaches could disrupt our operations and negatively impact our business.

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information as well as in the delivery of our services to customers Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel and customers depend on information technology.

Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. These events could compromise our confidential information, impede, or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.

While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO OUR COMMON STOCK

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act has caused and may cause in the future our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2025, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Failure to continue improving our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Management performed an annual assessment as of December 31, 2025 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2025, due to material weaknesses in our internal controls due to the lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To mitigate the lack of segregation of duties material weaknesses, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our mitigation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Our current stockholders’ ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences, and privileges senior to those of the common stock. Those rights, preferences, and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the state and federal courts in the State of Nevada shall be the exclusive forum for any litigation relating to our internal affairs, including, without limitation: (a) any derivative action brought on behalf of us, (b) any action asserting a claim for breach of fiduciary duty to us or our stockholders by any current or former officer, director, employee, or agent of us, or (c) any action against us or any current or former officer, director, employee, or agent of us arising pursuant to any provision of the Nevada Revised Statutes, the Articles of Incorporation, or the Bylaws.

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act or Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the state and federal courts in the State of Nevada the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the state and federal courts in the State of Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and plan of operation disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

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

Our common stock trades on the OTC Bulletin Board under the symbol ONEI. As of December 31, 2025, there were 258 shareholders of our common stock and the total shares outstanding of 38,890,943. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

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

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stock and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

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

Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
4/1/2025	New Issue	1,000,000	Common	$.50	No	Invictus General Partners	Cash	Restricted	Exempt
4/17/2025	New Issue	100,000	Common	$.23	No	Dayanna Rojas	Services	Restricted	Exempt
2/4/2025	New Issue	-	$100,000 Convertible Note	-	No	Amorim Joint Trust	Cash	Restricted	Exempt
2/6/2025	New Issue	-	$50,000 Convertible Note	-	No	Roy Chestnutt	Cash	Restricted	Exempt
2/20/2025	New Issue	-	$50,000 Convertible Note	-	No	Glenn Harper	Cash	Restricted	Exempt
2/24/2025	New Issue	-	$25,000 Convertible Note	-	No	Eduardo Souza Amorim	Cash	Restricted	Exempt
2/25/2025	New Issue	-	$100,000 Convertible Note	-	No	Ignatius Living Trust	Cash	Restricted	Exempt
2/26/2025	New Issue	-	$250,000 Convertible Note	-	No	Felipe Amorim	Cash	Restricted	Exempt
3/20/2025	New Issue	-	$50,000 Convertible Note	-	No	Roy Chestnutt	Cash	Restricted	Exempt
3/21/2025	New Issue	-	$40,000 Convertible Note	-	No	Ivan Satori Filho	Cash	Restricted	Exempt
7/28/2025	New Issue	-	$100,000 Convertible Note	-	No	Atlantic Staffing, LLC	Cash	Restricted	Exempt
10/31/2025	New Issue	-	$1,000,000 Convertible Note	-	No	Jarman Family Holdings LLC	Cash	Restricted	Exempt
10/31/2025	New Issue	-	$1,000,000 Convertible Note	-	No	Jeffrey M. Canter	Cash	Restricted	Exempt

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

As of December 31, 2025, there were 258 record holders, of the Company’s common stock.

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

Results of Operations

Revenues

The Company had revenue of $1,505,866 and $31,304 for the years ended December 31, 2025, and 2024, respectively.

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

The Company will bear any extraordinary expenses it may incur, including any litigation expenses.

Results of Operations for the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

Revenue	$1,505,866	$31,304
Cost of Revenue	208,590	-
Net profit	1,297,276	31,304

Operating expenses:
Research and development	1,178,595	869,899
General and administrative	2,888,343	2,937,425
Advertising and marketing	25,760	92,688
Legal and professional	687,066	625,957

Total operating expenses	4,779,764	4,525,969

Loss from operations	(3,482,488)	(4,521,665)

Other expense:

Interest expense	(357,129)	(73,890)

Total other expense	(357,129)	(73,890)

Net loss	$(3,839,617)	$(4,595,555)

Revenue and Cost of Revenue

Revenue for the year ended December 31, 2025 was $1,505,866 as compared to $31,304 as of December 31, 2024. Our cost of revenue for the year ended December 31, 2025 was $208,590 as compared to $0 as of December 31, 2024. The Company entered into several new sales and service contracts and began recognizing revenue from the new contracts during the year ended December 31, 2025.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 were $4,779,764 as compared to $4,525,969 as of December 31, 2024. The increase in our operating expenses was primarily a result of (i) an increase in research and development expenses from $896,899 for the year ended December 31, 2024 to $1,178,595 for the year ended December 31, 2025, (ii) an increase in legal and professional expenses from $625,957 for the year ended December 31, 2024 to $687,066 for the year ended December 31, 2025, offset by (iii) decrease in general and administrative expenses from $2,937,425 for the year ended December 31, 2024 to $2,888,343 for the year ended December 31, 2025 and (iv) decrease in advertising and marketing expenses from $92,688 for the year ended December 31, 2024 to $25,760 for the year ended December 31, 2025, each of which were connected to management’s efforts to perform obligations related to new sales contracts, increased efforts to develop new products and improve new products and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

Other expense was $357,129 for the year ended December 31, 2025, compared to $73,890 for the year ended December 31, 2024, an increase of $283,239. This increase was from increased interest expenses which, in turn, was attributable to increased borrowings from for the year ended December 31, 2024 to for the year ended December 31, 2025.

Net Loss

As a result of our increase in revenue and operating expenses, we had net loss of $3,839,617 for the year ended December 31, 2025 as compared to $4,595,555 for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, the Company had total assets of $123,780, of which $121,937 were current assets. We also had total liabilities of $4,431,863, of which $3,044,251 were current liabilities. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing. While these sources of capital have primarily been from third party investors, they have also included loans from Mr. Rowland W. Day II, our former President and CFO.

As of December 31, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our products. Where the anticipated offering is successful, we may decide to raise additional financing, in addition to the net proceeds from this offering, to support further growth of our operations. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements.

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

Our financial statements for the fiscal years ended December 31, 2025 and 2024 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of OneMeta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OneMeta, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2025 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The company generates revenue from contracts with customers. As discussed in the notes to the financial statements, managements estimate of the consideration received and recognized from its contract agreements is considered variable.

Given the intricate considerations and complexities inherent in revenue transactions, the assessment of contract revenues requires a nuanced understanding of contract terms and performance obligations therein, transaction processes, verification procedures, and valuation methodologies. As such, Auditing management’s evaluation of the accounting for contract revenues recognized involved significant judgement and subjectivity due to technological considerations and complexity of the implementation of technology within those said contracts.

We evaluated the appropriateness and accuracy of management’s assessment in relation to our understanding of the revenue contracts, evaluation of transaction processes, verification of transactions, and assessment of valuation methods.

/s/ M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2022.

The Woodlands, TX

April 15, 2026

OneMeta Inc.

Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$4,584	$215,816
Accounts receivable, net	22,508	5,000
Prepaid and other current assets	94,845	94,031
Total current assets	121,937	314,847

Noncurrent Assets:
Property and equipment, net	1,843	-
Total noncurrent assets	1,843	-

Total assets	$123,780	$314,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$926,889	$586,305
Accrued expenses	133,845	18,025
Accrued expenses, related party	97,000	501,822
Convertible notes payable	940,000	650,000
Convertible notes payable, related party	250,000	-
Promissory notes payable, net	380,321	-
Senior secured promissory notes, related party	-	543,515
Deferred revenue	316,196	700,000
Total current liabilities	3,044,251	2,999,667

Noncurrent Liabilities:
Convertible notes payable, net of current portion and discount	1,387,612	-
Total noncurrent liabilities	1,387,612	-

Total liabilities	4,431,863	2,999,667

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,	-	-
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,890,943 and 37,790,943 shares issued and outstanding, respectively	38,891	37,791
Common stock liability	527,889	-
Additional paid in capital	38,480,044	36,792,679
Accumulated deficit	(43,355,771)	(39,516,154)
Total stockholders’ equity (deficit)	(4,308,083)	(2,684,820)
Total liabilities and stockholders’ equity (deficit)	$123,780	$314,847

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Statements of Operations

For the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

Revenue	$1,505,866	$31,304
Cost of revenue	208,590	-
Gross profit	1,297,276	31,304

Operating expenses:
Research and development	1,178,595	896,899
General and administrative	2,888,343	2,937,425
Advertising and marketing	25,760	92,688
Legal and professional	687,066	625,957

Total operating expenses	4,779,764	4,552,969

Loss from operations	(3,482,488)	(4,521,665)

Other expense:

Interest expense	(357,129)	(73,890)

Total other expense	(357,129)	(73,890)

Net loss	$(3,839,617)	$(4,595,555)

Deemed dividend

Common stock dividend	-	(1,011,803)

Net loss available to common shareholders	$(3,839,617)	$(5,607,358)

Net loss per common share:
Basic	$(0.10)	$(0.17)
Diluted	$(0.10)	$(0.17)

Weighted average common shares outstanding:
Basic	38,612,313	33,883,019
Diluted	38,612,313	33,883,019

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2025 and 2024

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Common Stock	Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	liability	capital	Deficit	Total

Balance, December 31, 2023	2,068	2	8,619,420	862	32,995,460	32,996	-	33,992,707	(33,908,796)	117,771
Common shares issued for cash	-	-	-	-	969,500	969	-	724,631	-	725,600
Stock based compensation	-	-	-	-	1,500,000	1,500	-	1,055,791	-	1,057,291
Deemed dividend	-	-	-	-	2,325,983	2,326	-	1,009,477	(1,011,803)	-
Contributed capital	-	-	-	-	-	-	-	4,448	-	4,448
Imputed interest	-	-	-	-	-	-	-	5,625	-	5,625
Net loss	-	-	-	-	-	-	-	-	(4,595,555)	(4,595,555)
Balance, December 31, 2024	2,068	$2	8,619,420	$862	37,790,943	$37,791	-	$36,792,679	$(39,516,154)	$(2,684,820)
Common shares issued for cash	-	-	-	-	1,000,000	1,000	-	474,000	-	475,000
Common shares issued for service	-	-	-	-	100,000	100	-	22,900	-	23,000
Stock based compensation	-	-	-	-	-	-	-	392,585	-	392,585
Imputed interest	-	-	-	-	-	-	-	149,399	-	149,399
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	648,481	-	648,481
Common shares liability	-	-	-	-	-	-	527,889	-		527,889
Net loss	-	-	-	-	-	-	-	-	(3,839,617)	(3,839,617)
Balance, December 31, 2025	2,068	$2	8,619,420	$862	38,890,943	$38,891	$527,889	$38,480,044	$(43,355,771)	$(4,308,083)

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,839,617)	$(4,595,555)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	149,399	5,625
Stock based compensation	415,585	1,057,291
Common stock liability	527,889	-
Amortization expense	108	-
Depreciation expense	58,414	-
Net change in:
Accounts receivable	(17,508)	1,935
Prepaid and other current assets	(814)	(87,211)
Accounts payable	686,568	388,769
Accrued expenses	115,820	18,025
Accrued expenses, related party	(750,806)	(100,123)
Deferred revenue	(383,804)	700,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(3,038,766)	(2,611,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,951)	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(1,951)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party note	-	(221,990)
Proceeds from senior secured promissory notes, related party	266,935	643,000
Payments of senior secured notes payable, related party	(810,450)	(99,485)
Proceeds from convertible notes	2,250,000	650,000
Proceeds from convertible notes, related party	290,000	-
Proceeds from senior secured promissory notes	370,000	-
Repayment of senior secured promissory notes	(12,000)	-
Proceeds from related party advances	-	72,000
Payment of related party advances	-	(72,000)
Proceeds from issuance of common shares	475,000	725,600

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,829,485	1,697,125

NET CHANGE IN CASH	(211,232)	(914,119)
Cash, beginning of period	215,816	1,129,935
Cash, end of period	$4,584	$215,816

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$101,345	$42,526
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$345,984	$325,381
Deemed dividend	$-	$1,011,803
Relative fair value of warrants issued with convertible debt	$648,481	$-
Contributed capital	$-	$4,448

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates in the accompanying financial statements involving the valuation of stock-based compensation, fair value measurement and long-term customer contracts.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivables are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of December 31, 2025 and 2024, there was $1,160 and $1,160 of allowance for credit losses, respectively.

Property and Equipment

Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Category	Useful Lives
Computer Equipment	3 years

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

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

OEM solution

The Company provides Over-the-phone, consecutive AI Translation Service (“VerbumCall SDK”) that uses WebSocket connections to provide an AI service designed to facilitate effortless communication across languages within the platforms. This product leverages advanced AI capabilities to provide consecutive audio translation, ensuring that both patrons and agents experience conversations without the need for additional steps or complicated setups.

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

VerbumAgentis is a standalone communication platform with core capabilities such as chat-based interaction, transcription, and multilingual simultaneous interpretation for voice-to-voice customer interactions. It includes real-time bidirectional communication and integrations. While live translation leverages underlying language models (SDK), the core platform delivers independent value even without SDK execution for each interaction.

VerbumAgentis is installed on client’s servers that they control. The Company is to deliver and install the VerbumAgentis platform on the customers’ server and provide translation services on an as requested basis by the end customers. The customer benefits from the VerbumAgentis platform as a standalone system once installed on their infrastructure. Further, the translation services and other per usage items outlined in the contract are obligations that arise when those services are initiated by the customer.

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and training and education revenue.

	For the Years Ended
	December 31, 2025	December 31, 2024

Subscription, license and software revenue	$617,430	$27,804
Professional Services	868,881	3,500
OEM Solution	19,555	-
Total Revenue	$1,505,866	$31,304

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company expects the $700,000 credit to be used mainly by OEM Solution and professional services. The Company recognized $448,804 of the credit during the year ended December 31, 2025. As of December 31, 2025, the Company expects to recognize all the unsatisfied performance obligations as revenue in the following five months.

During the year ended December 31, 2025, the Company recognized additional $65,000 of deferred revenue on new sales contracts. As of December 31, 2025 and 2024, the deferred revenue balance was $316,196 and $700,000, respectively.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included warrants to purchase 6,350,000 common shares, options to purchase 5,465,000 common shares, conversion of Series B-1 shares to purchase 94,813,620 common shares, conversion of Series A shares to purchase 2,585 common shares, the conversion of the convertible notes to 31,838,135 common shares and common stock liability to issue 2,228,000 common shares. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations for the years ended December 31, 2025 and 2024, reflected in the accompanying statement of operations.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. We adopted ASU No. 2023-09 during the year ended December 31, 2025, which had no material impact on the Company’s financial statements.

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

Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its disclosures.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2025, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company is actively seeking funding through debt and equity offerings. Management cannot be certain that such events or a combination thereof can be achieved.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the years ended December 31, 2025 and 2024, Mr. Day, a significant shareholder and former President and CFO, paid $345,984 and $341,108 of expenses on the Company’s behalf. The Company repaid $416,332 and $275,097 during the years ended December 31, 2025 and 2024, respectively. The advances accrued interest at the rate of 14%. As of December 31, 2025 and December 31, 2024, the balance owed to Mr. Day, with accrued interest, was $0 and $70,348, respectively.

Accrued salary and interest

As of December 31, 2025, the accrued related party salary and accrued interest expense was $97,000 and $12,307, respectively. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the remaining principal balance of $139,516 and the accrued interest of $27,171.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $216,000 and the accrued interest of $36,731.

On August 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) February 12, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $80,000 and the accrued interest of $13,409.

On August 27, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $5,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on October 31, 2024. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $5,000 and the accrued interest of $809.

On September 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $23,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) March 26, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $23,000 and the accrued interest of $3,458.

On October 14, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 13, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $80,000 and the accrued interest of $11,476.

On January 28, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $6,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on February 28, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $6,000 and the accrued interest of $71.

On March 21, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $3,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on April 21, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $3,000 and the accrued interest of $36.

On May 13, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $36,500 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on June 12, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $36,500 and the accrued interest of $420.

On June 25, 2025, Rowland Day paid $4,345 of debt origination fees related to loans made by Day on behalf of the Company. The balance due accrued interest at the rate of 14% per annum. The balance is payable on demand. During the year ended December 31, 2025, the Company repaid the balance of $4,345 and the accrued interest of $204.

On July 3, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $8,000 with Saul Leal (the “Lender”). The note will accrue interest at the rate of 14% per annum and matures on January 3, 2026. During the year ended December 31, 2025, the Company repaid the principal balance of $8,000 and the accrued interest of $120.

On July 10, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $104,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. In the event of a default, the Company will accrued interest at a rate of 16%. Under the July 10, 2025 secured promissory note agreement, on July 30, 2025 and August 30, 2025, the Company borrowed an additional $75,000 and $30,000, respectively. During the year ended December 31, 2025, the Company repaid the principal balance of $104,000 and the accrued interest of $7,439.

On November 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $14,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on January 31, 2025. During the year ended December 31, 2024, the Company repaid $14,000 of the secured promissory note principal.

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

As of December 31, 2025 and 2024, the related party senior secured promissory notes payable principal balance was $0 and $543,515, respectively, with accrued interest of $0 and $43,853, respectively.

Settlement Agreement

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. In connection with his resignation, the Company made payments to Mr. Day in the amount of $917,966.43 in satisfaction of outstanding loans and reimbursable credit card balances owed to him and a payment in the amount of $408,486.01 for accrued salary. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. If the Company does not complete the stock repurchase by the stated deadline, the parties may pursue non-financial remedies available under the Stock Repurchase Agreement. As of December 31, 2025, the Company determined that the probability of the option to purchase the shares was improbable, as such, no accrual for the purchase of the shares was recognized as of December 31, 2025.

Convertible notes payable

During the year ended December 31, 2025, the Company issued 0% interest convertible notes payable to a director, a director nominee and two relative of a the director nominee in exchange for $250,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company calculated imputed interest of $30,359 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of December 31, 2025, the convertible notes payable principal balance was $250,000.

The convertible notes matured and became convertible during the year ended December 31, 2025. The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of December 31, 2025. As of December 31, 2025, the matured convertible notes would potentially be converted into 1,299,934 common shares.

	For the Years Ended
	December 25, 2025	December 25, 2024

Convertible notes payable, relate party	$250,000	$-
Total convertible notes payable, relate party	250,000	-
Less: current portion	(250,000)	-
Long term convertible notes payable, relate party, net of current	$-	$-

Note 5. Convertible Notes Payable

In December 2024, the Company issued convertible notes payable to three investors in exchange for $650,000. During the year ended December 31, 2025, the Company issued 0% interest convertible notes payable to three investors in exchange for $190,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates.

The Company calculated imputed interest of $119,040 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. As of December 31, 2025 and December 31, 2024, the convertible notes payable principal balance was $940,000 and $650,000, respectively.

All convertible notes matured and became convertible during the year ended December 31, 2025. The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of December 31, 2025. As of December 31, 2025, the matured convertible notes would potentially be converted into 5,538,201 common shares.

On November 3, 2025, the Company entered into a Convertible Notes Agreement and a Warrant Purchase Agreements (the “Purchase Agreements”), dated as of October 31, 2025, with two investors (the “Holders”) for their purchase of (i) 14% convertible secured promissory notes of the Company in the aggregate original principal amount of $2,000,000 payable on October 31, 2028 (the “Notes”) with a fixed conversion price of $0.08 and (ii) 5-year warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.08. The proceeds are to used to repay all amounts outstanding under those certain 14% secured promissory notes and credit card balances to the former President of the Company in the amounts of $917,966 and $408,486, respectively. The remainder of the proceeds were used for working capital and general corporate purposes. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders.

The warrants had a relative fair value of $648,481, which was recorded as a discount on the note. The Company recognized amortization on the debt discount of $36,093 during the year ended December 31, 2025. As of December 31, 2025, the principal balance of the notes was $2,000,000 with an unamortized debt discount of $612,389.

	For the Years Ended
	December 25, 2025	December 25, 2024

Convertible notes payable	$2,327,612	$650,000
Total convertible notes payable	2,327,612	650,000
Less: current portion	(940,000)	(650,000)
Long term convertible notes payable, net of current	$1,387,612	$-

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

The Company recognized amortization on the debt discount of $17,683 during the year ended December 31, 2025. As of December 31, 2025, the principal balance of the note was $353,050 with an unamortized debt discount of $35,367.

On October 13, 2025, the Company entered into a Promissory Note for a principal amount of $88,550 with the Company receiving cash proceeds of $70,000. The Company recognized debt discount of $18,550 at the issuance of the notes. The note matures on August 15, 2026 and bears a one-time interest of 15% or $13,282. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date. Additionally, in the event of default, the holder may convert all or any part of the outstanding and unpaid amount of this note into shares of Company’s common stock with a discount rate of 35% on the lowest trading price of the common stock during the ten trading days prior to the conversion date.

The Company repaid $12,000 of the principal balance and recognized amortization on the debt discount of $4,638 during the year ended December 31, 2025. As of December 31, 2025, the principal balance of the note was $76,550 with an unamortized debt discount of $13,913.

	For the Years Ended
	December 25, 2025	December 25, 2024

Promissory notes payable, net	$380,321	$-
Total Promissory notes payable, net	380,321	-
Less: current portion	(380,321)	-
Long term Promissory notes payable, net of current	$-	$-

As of December 31, 2025, the Company had unamortized debt discount of $49,279.

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

Common Stock

2025

On April 1, 2025, the Company issued 1,000,000 common shares at $0.50 per share for a net proceed of $475,000. The Company paid $25,000 as a finder fee to a consultant related to the issuance.

On April 17, 2025, the Company issued 100,000 common shares for service performed. The grant-date fair value of these shares was $23,000, calculated using the market price of $0.23 of the common stock on the date of grant. The awards are immediately vested, and the value of the issuance was recorded as stock-based compensation.

2024

During the year ended December 31, 2024, the Company issued 969,500 shares of common stock for cash and collected $725,600.

On November 25, 2024, the Company issued 1,500,000 shares of common stock to a consultant for service that were valued at $652,500.

On November 25, 2024, the Board approved the issuance of additional 2,325,983 shares of common stock to shareholders. The shares were issued to shareholders who previously entered into subscription agreements with the Company. This issuance was recorded as a deemed dividend and valued at $1,011,803.

Preferred Stock

Under our Articles of Incorporation, we are authorized to issue up to 2,068 shares of Series A Preferred Stock and up to 8,619,420 of Series B-1 Preferred Stock, each with par value of $0.001. The Series B-1 Preferred Stock is comprised solely of Series B-1 Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has liquidation and dividend preferences. Each share of Series A has voting rights equal to the number of shares of common stock the Series A is convertible to and is convertible on a 1 to 1.25 common share basis. As of December 31, 2025 and December 31, 2024 there are 2,068 shares of Series A-1 issued and outstanding.

Series B-1 Preferred Stock

The Series B -1 Preferred Stock (“Series B-1”) has liquidation and dividend preferences. Each share of Series B-1 Preferred Stock has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock that the series of preferred shares are convertible into. Each share is convertible on a 1 to 11 common share basis. Our Articles of Incorporation include covenants requiring 51% of the outstanding votes of the series of stock to amend or repeal any incorporation documents that would alter the rights or preferences of the Series B-1 Preferred Stock, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1 Preferred Stock, amend the company’s bylaws, or enter into a transaction that would result in a change in control. On September 30, 2023, the Company amended its Articles of Incorporation to remove the redemption right of the Series B-1 Preferred Stock. As of December 31, 2025 and 2024, there are 8,619,420 shares of Series B-1 issued and outstanding.

Common Stock Liability

During the year ended December 31, 2025, the Company granted the issuance of 28,000 common shares to three consultants for services rendered in prior years. The shares had a fair value of $17,360, which was recorded as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, the common shares were not physically issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On December 1, 2024, the Company granted the issuance of 300,000 restricted common shares to an advisor. The restricted common shares vest in twelve months equal instalments. The restricted common shares had a fair value of $141,000, of which was recognized as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, the 300,000 restricted common shares were fully vested. As of December 31, 2025, the common shares were not physically issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On August 1, 2025, the Company entered into a consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. On December 15,2025, the Company entered into an amendment to the consultant agreement to increase the number of monthly common shares to 14,000 common shares per month beginning on January 1, 2026. As of December 31, 2025, the Company granted the issuance of 35,000 common shares to the consultant. The shares had a fair value of $8,197, which was recorded as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, the common shares were not physically issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On August 1, 2025, the Company entered into a consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. As of December 31, 2025, the Company granted the issuance of 35,000 common shares to the consultant. The shares had a fair value of $8,197, which was recorded as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, the common shares were not physically issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On October 1, 2025, the Company granted the issuance of 120,000 restricted common shares to an advisor. The restricted common shares vest in twelve months equal instalments. The restricted common shares had a fair value of $32,280. The Company recognized $8,070 as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, 30,000 restricted common shares were vested. As of December 31, 2025, the common shares were not physically issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On November 10, 2025, the Company entered into a service agreement where the Company will grant the issuance of 40,000 restricted common shares to the advisor on or before January 18, 2026. The Company granted the issuance of the restricted common shares on December 12, 2025. The restricted common shares were granted with a six month restriction period. The restricted common shares had a fair value of $9,196. The Company recognized $3,065 as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, 0 restricted common shares were vested.

On December 12, 2025, the Company granted the issuance of 1,800,000 common shares to two employees. The shares had a fair value of $342,000, which was recorded as stock-based compensation during the year ended December 31, 2025. As of December 31, 2025, the common shares were not physically issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

As of December 31, 2025, the total common stock liability was 2,228,000 shares of common stock.

Stock Warrants

During the year ended December 31, 2025, the Company issued 6,000,000 common stock warrants in conjunction with convertible secured promissory notes agreements. The warrants had a relative fair value of $648,481, which was recorded as a discount on the note. The relative fair value of the warrants was estimated using a black-scholes model with the following assumptions:

Year Ended
December 31, 2025
Fair value of common stock on measurement date	$0.16 per share
Risk free interest rate (1)	3.71%
Volatility (2)	307.04%
Dividend yield (3)	0%
Expected term (in years)	5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table summarizes the stock warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	350,000	$1.29
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	350,000	1.29
Granted	6,000,000	0.08
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2025	6,350,000	$0.15

As of December 31, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 4.70 with intrinsic value of $966,000.

Stock Options

2025

On December 12, 2025, the board of directors approved the issuance of 1,050,000 option to employees, a director and an advisors. The options issued have a five-year term at an exercise price of $0.19. The options issued to the employees vest immediately on the date of issuance. The options issued to the director and the advisor vest in 12 months instalments beginning on the date of issuance. The total fair value of these option grants at issuance was $131,135. The Company valued the stock options using the Black-Scholes model with the following key assumptions: Stock price $0.19, Exercise price $0.19, Term 2.5-3.0 years, Volatility 99.34%-117.91% and Discount rate 3.73%.

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

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	3,645,000	$0.43
Granted	2,170,000	0.46
Exercised	–	–
Forfeited	(1,400,000)	0.33
Expired	–	–
Outstanding, December 31, 2024	4,415,000	0.46
Granted	1,050,000	0.19
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2025	5,465,000	$0.41
Exercisable, December 31, 2025	912,744	$0.40

During the year ended December 31, 2025, the Company recognized $392,585 of expense related to outstanding stock options. During the year ended December 31, 2024, the Company recognized $404,791 of expense related to outstanding stock options. As of December 31, 2025, the un-recognized stock compensation was $665,593. As of December 31, 2025, the outstanding and exercisable options have a weighted average remaining term of 3.37.

Note 8: Commitments and Obligations

In December 2024, The Company entered into employment agreements with Mr. Leal and Mr. Day, each of which will become effective as of the effective date of the registration statement on Form S-1 in connection with the Company’s planned public offering of its shares. Pursuant to the employment agreements, Mr. Day has agreed to serve as President, Chief Financial Officer, Secretary, Chief Legal Officer and Chairman of the Board of the Company and Mr. Leal has agreed to serve as Chief Executive Officer and as a Director for five years from the effective date in consideration for an annualized salary of $300,000, payable in regular instalments in accordance with the usual payment practices of the Company. The employment agreements contemplate annual bonus awards based on the achievement of performance objectives and targets established annually by the Board of Directors and possible additional bonuses for services and results achieved by Mr. Day and Mr. Leal.

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. On October 31, 2025, the Company entered into (i) a Confidential General Release and Settlement Agreement with Rowland W. Day II, the Company’s former President, Chief Financial Officer, Secretary, Chief Legal Officer, and a member of the Board of Directors (the “Settlement Agreement”), and (ii) a related Stock Repurchase Agreement with the Rowland W. Day II and Jaimie D. Day Family Trust under declaration dated April 13, 1990 (the “Stock Repurchase Agreement” and together with the Settlement Agreement, the “Agreements”). The Agreements were approved by the Company’s Board of Directors on November 3, 2025. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. If the Company does not complete the stock repurchase by the stated deadline, the parties may pursue remedies available under the Stock Repurchase Agreement.

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

On October 8, 2024, the Company entered into an OEM Agreement (the “Agreement”) with inContact, Inc. (“inContact”), a Delaware corporation. inContact is an affiliate of NICE Ltd., a company incorporated in Israel, whose shares are traded on the Tel Aviv Stock Exchange and whose American Depositary Shares are traded on the Nasdaq Global Select Market. NICE is one of the largest customer service companies in the world. Pursuant to the Agreement, inContact will distribute and sell the Company’s OEM solutions, consisting of over-the-phone consecutive AI language translation solutions to customers and inContact will pay fees to the Company based on usage of the Company’s OEM solutions. The agreement has an initial term of three years and will automatically renew for additional periods of one year. Additionally, the Company will continue to provide support to NICE for a period of five years following termination or expiration of the agreement. The agreement also has an exclusivity period of eighteen months. During the exclusivity period, NICE shall not develop or make its own native over-the-phone consecutive AI language translation solution, nor shall NICE OEM a competitive over-the-phone consecutive AI language translation solution, where such solution is embedded within the NICE Product. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. As of December 31, 2025, the Company recognized $448,804 of the credit balance as revenue and expects to recognize all the unsatisfied performance obligations as revenue in the next five months.

Note 9. Income Tax

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Income tax benefit computed at the statutory rate	$806,000	$965,000
Tax effect of:
True-up and non-deductible expenses	(183,000)	(422,000
Change in valuation allowance	(623,000)	(543,000)
Provision for income taxes	$–	$–

The Company adopted ASC 2023-09 during the year ended December 31, 2025 prospectively. A reconciliation setting forth the differences between the effective tax rates and the U.S. federal statutory tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Rate
US federal statutory tax rate	$806,000	21.0%
Changes in valuation allowances	(623,000)	-16.2%
Non-taxable or non-deductible items	(183,000)	-4.8%
Effective income tax rate	$–	0%

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2025	2024
Deferred income tax assets
Net operating losses	$4,691,000	$4,069,000
Valuation allowance	(4,691,000)	(4,069,000)
Net deferred income tax assets	$–	$–

As of December 31, 2025, the Company currently has net operating loss carry forwards of approximately $22,340,000.

Note 10. Subsequent Events

On December 16, 2025, the Company issued 0% interest convertible notes payable to a the director nominee in exchange for $200,000. The funds were available to the Company on January 13, 2026. The convertible notes mature six months following that date of issuance and do not accrue interest. The note is convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

On January 27, 2026, the Company entered into a promissory note agreement for $80,000 with Roy Chestnutt, Company’s Director. The Company recognized debt discount of $1,612 at the issuance of the note. Pursuant to the agreement, the interest on the promissory note shall equal to 16,000 shares of restricted common stock of the Company. Both the principal balance and the shares are payable on February 1, 2026. As of February 1, 2026, the Company paid the principal balance of $80,000 and issued the 16,000 common shares for the accrued interest.

On February 2, 2026, the Company’s Chief Executive Officer advanced the Company $25,000 to be used for operating expenditures. The advance is due on demand and accrues interest at a rate of 14%. On April 10, 2026, the Company repaid $5,000 on the advance.

On February 3, 2026, the Company entered into a stock purchase agreement for the issuance of 1,388,889 common stock for a net proceed of $250,000.

Pursuant to the October 31, 2025 note and warrant purchase agreements, on February 11, 2026, the Company entered into two and amendment to the note and warrant purchase agreements where the lenders loaned an additional $200,000. Pursuant to the amended agreement, the interest on the promissory note shall equal to 125,000 shares of common stock of the Company for each note. Both the principal balance and the shares are payable on February 26, 2026. If the loans were note repaid when mature, the Company will issued an additional 125,000 shares of common stock for each note.

On March 9, 2026, the board of directors approved the issuance of 800,000 of Preferred B Stock to the Company’s Chief Executive Officer as a performance-based bonus.

On March 20, 2026, the Company entered into a stock purchase agreement for the issuance of 833,334 common stock for a net proceed of $100,000.

On March 23, 2026, the Company entered into a stock purchase agreement for the issuance of 2,083,334 common stock for a net proceed of $250,000.

On March 26, 2026, the Company entered Secured Promissory Note Agreements with two investors for their purchase of (i) 14% secured promissory notes of the Company in the aggregate original principal amount of $700,000 payable on April 17, 2026 and (ii) 5-year warrants to purchase 3,300,000 shares of the Company’s common stock at an exercise price of $0.08. The proceeds are to used to purchase the shares held by Rowland Day as part of the Stock Purchase Agreement. Should the Company default on repayment for the note in full by the maturity date, the Common shall issue to the holders a total of 8,750,000 shares of the Company’s common stock. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders.

On April 8, 2026, the Company entered into a Master Reseller Agreement for an initial term of three-years. Upon execution of the agreement, the Company received $3,000,000 as a credit balance for future service.

On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. As of April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,750,000.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025.

Based on this evaluation, these officers concluded that, as of December 31, 2025 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to Company’s lack of pre-planning for expenses and documentation of all transactions.

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

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of December 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company’s annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our officers and directors, as of December 31, 2025.

Name	Age	Position
Executive Officers
Saul I. Leal	43	Chief Executive Officer, Director

Roy Chestnutt	66	Independent Director

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

The following are biographical summaries of the experience of our directors and executive officers:

Saul I. Leal—Chief Executive Officer and Director. Saul joined the Company in August 2022. Mr. Leal holds a degree in Systems Engineering from Military University UNEFA in Venezuela, a master’s degree in business from The Marriott School of Business, cum laude, Executive Education in Marketing from the Kellogg School of Management, and Advance Statistics Executive Education from Stanford University. Mr. Leal’s experience includes the following:

●	From 2006 to 2007, Mr. Leal worked at Deloitte & Touche.
●	From 2007 to 2014, Mr. Leal worked as Station Manager at BYU Broadcasting, where he developed viable businesses in more than 20 countries, built products that have been distributed to over 55 million cell phones and approximately 39 million pay TV viewers, and translated over 15,000 hours of content into multiple languages.
●	From 2014 to 2021, Mr. Leal served as General Manager and Director of Global Initiatives at Deseret Management Corporation. Mr. Leal led the development of one of the largest digital publishers achieving more than 256 million social media follows and over 4 billion monthly impressions.
●	In 2021, Mr. Leal founded Metalanguage, an artificial intelligence architecture using the latest NLP and LLM technology to provide pragmatic, user-centric solutions to the interpretation and behavioral industry.
●	Mr. Leal has served on multiple advisory boards, including Oracle Cloud USA CAB, Ad Council, Leadership Council, and The Leonardo, Museum of Creativity & Innovation.
●	During his career, Mr. Leal earned 27 nominations and 9 regional Emmys.

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

Mr. Chestnutt is currently on the Board of Directors of Telstra-Australia, a leading telecommunications and technology company, Tillman Global Holdings, and Digital Turbine. Additionally, he serves as a Senior Advisor for Alvarez and Marsal Holdings, LLC. Previously Mr. Chestnutt served as a director of Intelsat, a director of Saudi Telecom, as a Senior Advisor to Blackstone, Accenture Luminaries Board of Advisors, FTI/Delta Partners Board of Advisors and served on the Board of Directors of Global System for Mobile Communications Association (“GSMA”), which is comprised of numerous mobile carriers from around the world and over 400 companies involved in the mobile ecosystem.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2025 all required reports were filed on a timely basis under Section 16(a), other than one initial report for each of Saul Leal, Rowland Day and Thomas Hogan. We are working to remedy these delinquent filings.

Item 11.	Executive Compensation

The following table provides details with respect to the total compensation of our NEOs during the fiscal years ended December 31, 2025 and 2024. Our NEOs are (a) each person who served as our Chief Executive Officer during 2025, (b) the next two most highly compensated executive officers serving as of December 31, 2025 whose total compensation exceeded $100,000 and (c) any person who could have been included under (b) except for the fact that such persons were not an executive officer on December 31, 2025.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rowland W. Day, II (Former President, Chief Financial Officer, Secretary and Chairman of the Board)(1)	2025	240,000	-	-	-	-	-	-	-	240,000
	2024	240,000	-	-	-	-	-	-	-	240,000
Saul I. Leal (Chief Executive Officer and Director)	2025	240,000	-	-	-	-	-	-	-	240,000
	2024	240,000	-	-	-	-	-	-	-	240,000

(1) Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. On October 31, 2025, the Company entered into (i) a Confidential General Release and Settlement Agreement with Rowland W. Day II, the Company’s former President, Chief Financial Officer, Secretary, Chief Legal Officer, and a member of the Board of Directors (the “Settlement Agreement”), and (ii) a related Stock Repurchase Agreement with the Rowland W. Day II and Jaimie D. Day Family Trust under declaration dated April 13, 1990 (the “Stock Repurchase Agreement” and together with the Settlement Agreement, the “Agreements”). The Agreements were approved by the Company’s Board of Directors on November 3, 2025. In connection with his resignation, the Company made payments to Mr. Day in the amount of $917,966.43 in satisfaction of outstanding loans and reimbursable credit card balances owed to him and a payment in the amount of $408,486.01 for accrued salary. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. As of April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,750,000.

Compensation of Executive Officers

On January 1, 2025, the Company agreed to compensate Mr. Leal $20,000 per month for his service. During the years ended December 31, 2025, and 2024, the Company recognized $480,000 of salary expense. As of December 31, 2025, and 2024, the Company accrued $97,000 and $364,500 of salary expense, with accrued interest of $12,306 and $23,121, respectively.

Compensation of Directors

No compensation is paid to our directors, who are not Independent Directors.

The table below sets forth the compensation of the Company’s non-employee directors for 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Roy Chestnutt	-	-	-	-	-	-

(1)	Mr. Chestnutt has options to purchase 750,000 shares of the Company’s common stock, vesting over a four-year period from January 2025.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2025, the number of shares of common stock and preferred stock owned of record and beneficially by our executive officers, directors, and persons who beneficially own more than 5% of any class of our capital stock.

Beneficial ownership is determined based on the rules and regulations of the Commission as defined in Rule 13d-3 of the Exchange Act. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to RSUs, options or warrants held by that person and exercisable as of, or within 60 days of, the date of this prospectus are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. The inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o OneMeta Inc. 450 South 400 East, Suite 200, Bountiful, Utah 84010.

The percentage of shares beneficially owned is computed on the basis of 38,890,943 shares of our common stock issued and outstanding as of December 31, 2025 and all of the preferred stock should be presented as common stock on an as converted basis.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of common stock Beneficially Owned
Directors and Executive Officers	49,849,610	(1)	37.28%
Rowland W. Day, II (Former President, Chief Financial Officer, Secretary and Chairman of the Board)
Saul I. Leal (Chief Executive Officer and Director)	49,549,610	(1)	37.06%

5% or greater stockholders
-

All current executive officers and directors as a group (4 persons)

(1)	Include a total of 8,619,420 Series B-1 Convertible Preferred Stock. Each Series B-1 Convertible Preferred Stock is convertible on a 1 to 11 common share basis.

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

The table below sets forth certain information regarding our OneMeta Inc. 2023 Equity Compensation Plan as of December 31, 2025.

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

Expense paid on the Company’s behalf

During the years ended December 31, 2025 and 2024, Mr. Day, a significant shareholder and former President and CFO, paid $345,984 and $341,108 of expenses on the Company’s behalf. The Company repaid $416,332 and $275,097 during the years ended December 31, 2025 and 2024, respectively. The advances accrued interest at the rate of 14%. As of December 31, 2025 and December 31, 2024, the balance owed to Mr. Day, with accrued interest, was $0 and $70,348, respectively.

Accrued salary and interest

As of December 31, 2025, the accrued related party salary and accrued interest expense was $97,000 and $12,307, respectively. As of December 31, 2024, the accrued related party salary and accrued interest expense was $364,500 and $23,121, respectively.

Senior secured notes payable

On May 10, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $225,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 10, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the remaining principal balance of $139,516 and the accrued interest of $27,171.

On June 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $216,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) December 12, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date). If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $216,000 and the accrued interest of $36,731.

On August 12, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) February 12, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $80,000 and the accrued interest of $13,409.

On August 27, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $5,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on October 31, 2024. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $5,000 and the accrued interest of $809.

On September 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $23,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) March 26, 2025, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $23,000 and the accrued interest of $3,458.

On October 14, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $80,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures the earlier of; (i) November 13, 2024, (ii) the closing of a minimum of $500,000 in a subsequent financing of either debt or equity; (iii) a subsequent registration statement with minimum proceeds of one million dollars ($1,000,000) is received by the Company; and /or (iv) a change in control transaction occurs in which the collective ownership of Saul Leal and Holder is reduced to less than fifty percent (50%) or Holder’s ownership is reduced to less than thirty-five percent (35%) (any such date, or transaction shall be the maturity date) . If any Event of Default occurs and continues for a period that exceeds ten (10) days, Holder may by written election, elect to either (i) declare the Note immediately due and payable, or (ii) receive 1,000,000 warrants with an exercise price of $0.01 per share which shall have a term of 5 years. In April 2025, the note maturity was extended to July 31, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $80,000 and the accrued interest of $11,476.

On January 28, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $6,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on February 28, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $6,000 and the accrued interest of $71.

On March 21, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $3,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on April 21, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $3,000 and the accrued interest of $36.

On May 13, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $36,500 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on June 12, 2025. During the year ended December 31, 2025, the Company repaid the principal balance of $36,500 and the accrued interest of $420.

On June 25, 2025, Rowland Day paid $4,345 of debt origination fees related to loans made by Day on behalf of the Company. The balance due accrued interest at the rate of 14% per annum. The balance is payable on demand. During the year ended December 31, 2025, the Company repaid the balance of $4,345 and the accrued interest of $204.

On July 3, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $8,000 with Saul Leal (the “Lender”). The note will accrue interest at the rate of 14% per annum and matures on January 3, 2026. During the year ended December 31, 2025, the Company repaid the principal balance of $8,000 and the accrued interest of $120.

On July 10, 2025, the Company (the “Grantor”) entered into a secured promissory note payable for $104,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. In the event of a default, the Company will accrued interest at a rate of 16%. Under the July 10, 2025 secured promissory note agreement, on July 30, 2025 and August 30, 2025, the Company borrowed an additional $75,000 and $30,000, respectively. During the year ended December 31, 2025, the Company repaid the principal balance of $104,000 and the accrued interest of $7,439.

On November 26, 2024, the Company (the “Grantor”) entered into a secured promissory note payable for $14,000 with Rowland Day (the “Lender”). The note is secured by the assets of the Company and will accrue interest at the rate of 14% per annum. The note is payable on demand. If the Lender does not demand payment, the note matures on January 31, 2025. During the year ended December 31, 2024, the Company repaid $14,000 of the secured promissory note principal.

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

As of December 31, 2025 and 2024, the related party senior secured promissory notes payable principal balance was $0 and $543,515, respectively, with accrued interest of $0 and $43,853, respectively.

Separation Agreement

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. In connection with his resignation, the Company made payments to Mr. Day in the amount of $917,966.43 in satisfaction of outstanding loans and reimbursable credit card balances owed to him and a payment in the amount of $408,486.01 for accrued salary. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. As of April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,750,000.

Convertible notes payable

During the year ended December 31, 2025, the Company issued 0% interest convertible notes payable to a director, a director nominee and two relatives of the director nominee in exchange for $250,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

The Company calculated imputed interest of $30,359 on these zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. The Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of December 31, 2025, the convertible notes payable principal balance was $250,000.

The convertible notes matured and became convertible during the year ended December 31, 2025. The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of December 31, 2025. As of December 31, 2025, the matured convertible notes would potentially be converted into 1,299,934 common shares.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently have two independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Total Audit and Audit-Related Fees	$75,750	$63,425

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	Form 10	9/19/2023	3.1
3.2	Bylaws as currently in effect	Form 10	9/19/23	3.2
31.1	Certification of CEO and CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2026

ONEMETA INC.

By:	/s/ Saul Leal
Saul Leal
Chief Executive Officer and Director (Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Saul Leal, and each of them acting individually, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAUL LEAL	Chief Executive Officer, Director	April 15, 2026
Saul Leal	(Principal Executive Officer and Financial Officer)

/s/ ROY CHESTNUTT	Director	April 15, 2026
Roy Chestnutt

