Form 10-K/A
period 2025-12-31
OneMeta Inc.
filed 2026-05-04
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 1, 2026, the registrant had 38,890,943 shares of common stock outstanding.

EXPLANATORY NOTE

OneMeta, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on April 15, 2026, or Original Filing Date, solely for the purpose of updating the patents and trademarks list of the Company. The information previously included patents that were not owned by Company as of December 31, 2025. This Amendment No. 1 amends and restates the list of intellectual properties of patents and trademarks that are owned by the Company as of December 31, 2025.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

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

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Total Audit and Audit-Related Fees	$75,750	$63,425

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	Form 10	9/19/2023	3.1
3.2	Bylaws as currently in effect	Form 10	9/19/23	3.2
31.1	Certification of CEO and CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
24	Power of Attorney*
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

*Previously filed.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 1, 2026

ONEMETA INC.

By:	/s/ Saul Leal
Saul Leal
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAUL LEAL	Chief Executive Officer, Director	May 1, 2026
Saul Leal	(Principal Executive Officer and Financial Officer)

*	Director	May 1, 2026
Roy Chestnutt

*By:	/s/ Saul Leal
Saul Leal
Attorney-in-Fact

