Form 10-Q
period 2026-03-31
OneMeta Inc.
filed 2026-05-15
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had 38,890,943 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$60,124	$4,584
Accounts receivable, net	50,186	22,508
Subscription receivable	50,000	-
Prepaid and other current assets	83,209	94,845
Total current assets	243,519	121,937

Noncurrent Assets:
Property and equipment, net	1,680	1,843
Total noncurrent assets	1,680	1,843

Total assets	$245,199	$123,780

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,038,469	$926,889
Accrued expenses	528,698	133,845
Accrued expenses, related party	117,000	97,000
Related party advances	25,000	-
Convertible notes payable	3,140,000	940,000
Convertible notes payable, related party	450,000	250,000
Promissory notes payable, net	716,695	380,321
Deferred revenue	303,624	316,196
Total current liabilities	6,319,486	3,044,251

Noncurrent Liabilities:
Convertible notes payable, net of current portion and discount	-	1,387,612
Total noncurrent liabilities	-	1,387,612

Total liabilities	6,319,486	4,431,863

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,	-	-
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 8,619,420 shares authorized, 8,619,420 shares issued and outstanding	862	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,890,943 and 38,890,943 shares issued and outstanding, respectively	38,891	38,891
Common stock liability	1,474,605	527,889
Series B-1 convertible preferred stock liability	1,129,920	-
Additional paid in capital	37,944,158	38,480,044
Accumulated deficit	(46,662,725)	(43,355,771)
Total stockholders’ equity (deficit)	(6,074,287)	(4,308,083)
Total liabilities and stockholders’ equity (deficit)	$245,199	$123,780

The accompanying notes are an integral part of these financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025

Revenue	$180,117	$128,518
Cost of revenue	65,560	-
Gross profit	114,557	128,518

Operating expenses:
Research and development	406,311	349,586
General and administrative	1,937,753	481,320
Advertising and marketing	2,011	8,725
Legal and professional	154,367	218,420
Total operating expenses	2,500,442	1,058,051
Loss from operations	(2,385,885)	(929,533)

Other income (expense):
Other income	5,304	-
Interest expense	(926,373)	(24,682)
Total other expense	(921,069)	(24,682)
Net loss	$(3,306,954)	$(954,215)
Net loss per common share:
Basic	$(0.09)	$(0.03)
Diluted	$(0.09)	$(0.03)

Weighted average common shares outstanding:
Basic	38,890,943	37,790,943
Diluted	38,890,943	37,790,943

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Common Stock	Series B-1 Convertible Preferred Stock	Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	liability	liability	capital	Deficit	Total
Balance, December 31, 2024	2,068	$2	8,619,420	$862	37,790,943	$37,791	$-	$-	$36,792,679	$(39,516,154)	(2,684,820)
Stock based compensation	-	-	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	-	-	(954,215)	(954,215)
Balance, March 31, 2025	2,068	$2	8,619,420	$862	37,790,943	$37,791	$-	$-	$36,876,580	$(40,470,369)	$(3,555,134)

Balance, December 31, 2025	2,068	$2	8,619,420	$862	38,890,943	$38,891	$527,889	$-	$38,480,044	$(43,355,771)	$(4,308,083)
Series B-1 Preferred stock repurchase deposit	-	-	-	-	-	-	-	-	(950,000)	-	(950,000)
Series B-1 Preferred stock liability	-	-	-	-	-	-	-	1,129,920	-	-	1,129,920
Common shares liability	-	-	-	-	-	-	946,716	-	-	-	946,716
Stock based compensation	-	-	-	-	-	-	-	-	130,557	-	130,557
Imputed interest	-	-	-	-	-	-	-	-	30,723	-	30,723
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	252,834	-	252,834
Net loss	-	-	-	-	-	-	-	-	-	(3,306,954)	(3,306,954)
Balance, March 31, 2026	2,068	$2	8,619,420	$862	38,890,943	$38,891	$1,474,605	$1,129,920	$37,944,158	$(46,662,725)	(6,074,287)

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended	Three Months ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,306,954)	$(954,215)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	30,723	-
Stock based compensation	130,557	83,901
Common stock liability	946,716	-
Series B-1 Preferred stock liability	1,129,920	-
Amortization of debt discount	688,678	-
Depreciation expense	163	-
Net change in:
Accounts receivable	(27,678)	(38,550)
Subscription receivable	(50,000)	-
Prepaid and other current assets	11,636	591
Accounts payable	131,664	263,976
Accrued expenses	294,853	43,040
Accrued expenses, related party	(84)	74,682
Deferred revenue	(12,572)	(90,000)

CASH FLOWS USED IN OPERATING ACTIVITIES	(32,378)	(616,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured promissory notes, related party	-	9,000
Payments of senior secured notes payable, related party	-	(6,000)
Proceeds from convertible notes	200,000	190,000
Proceeds from convertible notes, related party	200,000	250,000
Proceeds from promissory notes, related party	80,000
Repayment of senior secured promissory notes	(80,000)	-
Repayment of senior secured promissory notes	(187,082)	-
Proceeds from related party advances	25,000	-
Payment of Series B-1 Preferred stock repurchase	(150,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	87,918	443,000

NET CHANGE IN CASH	55,540	(173,575)
Cash, beginning of period	4,584	215,816
Cash, end of period	$60,124	$42,241

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$107,126	$42,526
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$20,084	$82,529
Series B-1 Preferred stock repurchased with a note	$700,000	$-
Relative fair value of warrants issued with convertible debt	$252,834	$-
Series B-1 repurchase costs	$100,000	$-

The accompanying notes are an integral part of these financial statements.

OneMeta Inc.

(Formerly OneMeta AI)

Notes to the Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of OneMeta Inc. (“we”, “our”, “OneMeta” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the financial statements and notes thereto contained in the Company’s fiscal 2025 financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the financial statements for fiscal 2025, have been omitted.

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of March 31, 2026 and December 31, 2025, there was $1,160 of allowance for credit losses.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and professional service revenue.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Subscription, license and software revenue	$755	$-
Professional services	168,375	128,518
OEM Solution usage	10,987	-
Total revenue	$180,117	$128,518

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company expects the $700,000 credit to be used mainly by OEM Solution and professional services. The Company recognized $448,804 of the credit during the year ended December 31, 2025. As of March 31, 2026, the Company expects to recognize all the unsatisfied performance obligations as revenue in the following quarter. During the three months ended March 31, 2026, the Company recognized $110,696 as revenue from the credit. As of March 31, 2026, the deferred revenue balance was $140,500.

During the period ended March 31, 2026, the Company recorded additional $98,125 of deferred revenue. As of March 31, 2026 and December 31, 2025, the deferred revenue balance was $303,624 and $316,196, respectively.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2026, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included warrants to purchase 9,650,000 common shares, options to purchase 5,365,000 common shares, conversion of Series B-1 shares to purchase 94,813,620 common shares, conversion of Series A shares to purchase 2,585 common shares, and the conversion of the convertible notes to 34,338,135 common shares. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations As of March 31, 2026 and 2025, reflected in the accompanying statement of operations.

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

Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. We adopted ASU No. 2025-05 during the year ended December 31, 2026, with no material impact to the Company’s financial statements or results of operations.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of March 31, 2026, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company is actively seeking funding through debt and equity offerings. Management cannot be certain that such events or a combination thereof can be achieved.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the three months ended March 31, 2026 and 2025, former chief financial officer paid $0 and $82,529 of expenses on the Company’s behalf and was repaid $0 and $0, respectively. As of March 31, 2026 and December 31, 2025, the balance owed to former chief financial officer $0.

During the three months ended March 31, 2026 and 2025, the chief executive officer paid $20,084 and $0 of expenses on the Company’s behalf and was repaid $0 and $0, respectively. As of March 31, 2026 and December 31, 2025, the balance owed to chief executive officer $20,084 and $0, respectively.

Accruals

As of March 31, 2026, the accrued related party salary and accrued interest expense was $117,000 and $13,826, respectively. As of December 31, 2025, the accrued related party salary and accrued interest expense was $97,000 and $12,307, respectively.

During the period ended March 31, 2026, the board approved a health stipend for the Company’s Chief Executive Officer, Saul Leal, in the amount of $2,800 per month with a 5% cumulative interest on the unpaid balance. The stipend and interest were retroactively applied back to commencing of service in July 2022. As of March 31, 2026, the Company accrued $126,000 for the stipend and $12,792 for the accrued interest.

Advances

On February 2, 2026, the Company’s Chief Executive Officer advanced the Company $25,000 to be used for operating expenditures. The advance is due on demand and accrues interest at a rate of 14%. As of March 31, 2026, the advance and accrued interest balance was $25,000 and $547, respectively.

Secure promissory note

On January 27, 2026, the Company entered into a promissory note agreement for $80,000 with Roy Chestnutt, Company’s Director. The Company recognized debt discount of $1,612 at the issuance of the note. Pursuant to the agreement, the interest on the promissory note shall equal to 16,000 shares of restricted common stock of the Company. Both the principal balance and the shares are payable on February 1, 2026. As of February 1, 2026, the Company paid the principal balance of $80,000 and issued the 16,000 common shares for the accrued interest. As of March 31, 2026, the principal balance of the promissory note was $0. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the years ended December 2025 and 2024, the Company entered into multiple secured promissory notes agreements with the Company’s former Chief Executive Officer, Rowland Day, for total proceeds of $883,500. The notes were secured by the assets of the Company and accrued interest at the rate of 14% per annum. During the year ended December 31, 2025 and as part of the separation agreement with Rowlan Day, the Company repaid the outstanding principal balance of $802,450 and the accrued interest of $101,225. As of March 31, 2026 and December 31, 2025, the related party senior secured promissory notes payable principal balance was $0 and $0, respectively, with accrued interest of $0 and $0, respectively.

Settlement Agreement

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. In connection with his resignation, the Company made payments to Mr. Day in the amount of $917,966 in satisfaction of outstanding loans and reimbursable credit card balances owed to him and a payment in the amount of $408,486 for accrued salary. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of up to 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. During the period ended March 31, 2026, the Company accrued the $100,000 extension fee and paid $150,000 as a deposit on the stock re-purchase to Rowland. Additionally, through issuance of two notes dated March 26, 2026 (Note 6), $700,000 was wire directly by the noteholder to Rowland as a deposit on the stock re-purchase.

Convertible notes payable

During the year ended December 31, 2025 and the period ended March 31, 2026, the Company issued a series of 0% interest convertible notes payable to a director, a director nominee and two relatives of a the director nominee in exchange for $450,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

During the period ended March 31, 2026, the Company and four noteholders amended the terms of the convertible note agreements to retroactively accrue interest on their notes from the effective date of the agreements on a rate of 10%. During the period ended March 31, 2026, the Company recorded and accrued interest expense on the convertible notes in the amount of $22,726.

Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of March 31, 2026 and December 31, 2025, the convertible notes payable principal balance was $450,000 and $250,000, respectively, and the accrued interest was $22,726 and $0, respectively. The Company calculated imputed interest on the zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. As of March 31, 2026 and December 31, 2025, the Company recorded imputed interest of $3,414 and $30,359, respectively.

The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of March 31, 2026. As March 31, 2026, the matured convertible notes would potentially be converted into 1,299,934 common shares.

	As of March 31, 2026	As of December 31, 2025

Convertible notes payable, relate party	$450,000	$250,000
Total convertible notes payable, relate party	450,000	250,000
Less: current portion	(450,000)	(250,000)
Long term convertible notes payable, relate party, net of current	$-	$-

Note 5. Convertible Notes Payable

In December 2024, the Company issued convertible notes payable to three investors in exchange for $650,000. During the year ended December 31, 2025, the Company issued 0% interest convertible notes payable to three investors in exchange for $290,000. convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

During the period ended March 31, 2026, the Company and four noteholders amended the terms of the convertible note agreements to retroactively accrue interest on their notes from the effective date of the agreements on a rate of 10%. During the period ended March 31, 2026, the Company recorded and accrued interest expense on the convertible notes in the amount of $16,027.

Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of March 31, 2026 and December 31, 2025, the convertible notes payable principal balance was $940,000 and $940,000, respectively, and the accrued interest was $16,027 and $0, respectively. The Company calculated imputed interest on the zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. As of March 31, 2026 and December 31, 2025, the Company recorded imputed interest of $27,309 and $119,040, respectively.

The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of March 31, 2026. As March 31, 2026, the matured convertible notes would potentially be converted into 5,538,201 common shares.

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

On February 11, 2026, the Company entered into two Promissory Note Agreements (the “Additional Notes”) with the Holders for an additional $200,000. The interest on the promissory note shall equal to 125,000 shares of common stock of the Company for each note. Both the principal balance and the shares are payable on February 26, 2026. Per the agreement, If the loans were note repaid when matured, the Company will issue an additional 125,000 shares of common stock for each note and 125,000 shares every three months thereafter.

On March 17, 2026, the Company entered into a First Amendment to Note and Warrant Purchase Agreement (the “Amendment” or “Amended and Restated Note”) with the Holders. Pursuant to the Amended and Restated Note, the Company and the Holders combined the Existing Notes and the Additional Notes in their entirety under the terms of the Amended and Restated Note. Under the Amended and Restated Note, the maturity date of the Existing Notes was amended on March 26, 2026.

The Company recognized amortization on the debt discount of $612,338 during the period ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the principal balance of the notes was $2,200,000 and $2,000,000. As of March 31, 2026 The unamortized debt discount was $0.

	As of March 31, 2026	As of December 31, 2025

Convertible notes payable	$3,140,000	$2,327,612
Total convertible notes payable	3,140,000	2,327,612
Less: current portion	(3,140,000)	(940,000)
Long term convertible notes payable, net of current	$-	$1,387,612

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

During the period ended March 31, 2026, the Company repaid $172,995 of the principal balance The Company recognized amortization on the debt discount of $13,263 during the period ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the principal balance of the note was $180,056 and $353,050.

On October 13, 2025, the Company entered into a Promissory Note for a principal amount of $76,550 with the Company receiving cash proceeds of $70,000. The Company recognized debt discount of $18,550 at the issuance of the notes. The note matures on August 15, 2026 and bears a one-time interest of 15% or $13,282. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date. Additionally, in the event of default, the holder may convert all or any part of the outstanding and unpaid amount of this note into shares of Company’s common stock with a discount rate of 35% on the lowest trading price of the common stock during the ten trading days prior to the conversion date.

During the period ended March 31, 2026, the Company repaid $14,087 of the principal balance The Company recognized amortization on the debt discount of $5,565 during the period ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the principal balance of the note was $62,463 and $76,550.

On March 26, 2026, the Company entered Secured Promissory Note Agreements with two investors for their purchase of (i) 14% secured promissory notes of the Company in the aggregate original principal amount of $700,000 payable on April 17, 2026 and (ii) 5-year warrants to purchase 3,300,000 shares of the Company’s common stock at an exercise price of $0.08. The proceeds were paid directly to Rowland Day as part of the Stock Purchase Agreement. Should the Company default on repayment for the note in full by the maturity date, the Common shall issue to the holders a total of 8,750,000 shares of the Company’s common stock. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders. The warrants had a relative fair value of $252,834, which was recorded as a discount on the note.

The Company recognized amortization on the debt discount of $57,462 during the period ended March 31, 2026 on the promissory notes. As of March 31, 2026, the principal balance of the note was $700,000.

	As of March 31, 2026	As of December 31, 2025

Promissory notes payable, net	$716,695	$380,321
Total Promissory notes payable, net	716,695	380,321
Less: current portion	(716,695)	(380,321)
Long term Promissory notes payable, net of current	$-	$-

As of March 31, 2026, the unamortized debt discount was $225,823. As of December 31, 2025, the Company had unamortized debt discount of $49,279.

Note 7. Equity

The Company is currently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. In addition, The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common Stock

As of March 31, 2026 and December 31, 2025, there were 38,890,943 and 38,890,943 shares issued and outstanding, respectively.

Preferred Stock

Series A Convertible Preferred Stock

Our board of directors designated 2,068 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which the Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of each of March 31, 2026 and December 31, 2025, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

Our board of directors designated 8,619,420 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with a par value of $0.001. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. As of March 31, 2026 and December 31, 2025, there are 8,619,420 shares of Series B-1 issued and outstanding.

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of up to 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date.

On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company is to pay an additional $100,000 to Rowland as an extension fee. During the period ended March 31, 2026, the Company accrued the $100,000 extension fee and paid $150,000 as a deposit on the stock re-purchase to Rowland. Additionally, $700,000 was wire directly by the noteholder to Rowland as a deposit on the stock re-purchase. As of March 31, 2026, $950,000 was recorded as Series B-1 convertible Preferred shares liability on the statement of stockholder’s equity.

On March 9, 2026, the board of directors approved the issuance of 800,000 share of Series B-1 Convertible Preferred Stock to Mr. Leal as a bonus. The 800,000 shares of Series B-1 convertible preferred stock valued at the at-converted value of $0.13 per share with a fair value of $1,129,920. As of March 31, 2026, the Series B-1 convertible Preferred shares were not issued to the equity holders and as such, the shares were recorded as Series B-1 convertible Preferred liability on the statement of stockholder’s equity.

Series B-2 Convertible Preferred Stock

Our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series B-2 is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of March 31, 2026 and December 31, 2025, there are no shares of Series B-2 issued and outstanding.

Common Stock Liability

Common stock to be issued for cash

During the period ended March 31, 2026, the Company granted the issuance of 4,722,224 shares of common stock for $650,000 cash. As of March 31, 2026, $50,000 of the proceeds was recorded as subscription receivable. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended March 31, 2026, total amount of shares payable and total value recorded as common stock liability issued for cash was 4,722,224 and $650,000, respectively.

Common stock to be issued for interest

During the period ended March 31, 2026, the Company granted the issuance of 516,000 shares of common stock in lieu of interest on convertible and promissory notes with a fair value of $81,364. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended March 31, 2026, total amount of shares payable and total value recorded as common stock liability issued for interest on notes was 516,000 and $81,364, respectively.

Common stock to be issued for accounts payable settlement

During the period ended March 31, 2026, the Company granted the issuance of 100,000 shares of common stock to settle an accounts payable balance with a fair value of $10,696. The Company recorded a net gain on the settlement of $5,304. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended March 31, 2026, total amount of shares payable and total value recorded as common stock liability issued for accounts payable settlement was 100,000 and $10,696, respectively.

Common stock to be issued for service

During the period ended March 31, 2026, the Company granted the issuance of 40,000 shares to a consultant for service rendered during the period. The shares had a fair value of $5,528, which was recorded as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended March 31, 2026, the Company entered into several consultant agreements where the Company granted the issuance of 1,110,238 common shares to the consultant. The shares had a fair value of $181,993, which was recorded as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On January 1, 2026, the Company entered into a consultant agreement where the consultant will receive 10,000 common shares on a monthly basis beginning on the effective date of the agreement. During the period ended March 31, 2026, the Company granted the issuance of 30,000 common shares to the consultant. The shares had a fair value of $4,509, which was recorded as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On December 18, 2025, the Company entered into a six month term consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. During the period ended March 31, 2026, the Company granted the issuance of 21,000 common shares to the consultant. The shares had a fair value of $3,156, which was recorded as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On August 1, 2025, the Company entered into a consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. On December 15,2025, the Company entered into an amendment to the consultant agreement to increase the number of monthly common shares to 14,000 common shares per month beginning on January 1, 2026. In 2025, the Company granted the issuance of 35,000 common shares to the consultant. During the period ended March 31, 2026, the Company granted the issuance of 42,000 common shares to the consultant. The shares had a fair value of $6,313, which was recorded as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On August 1, 2025, the Company entered into a consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. In 2025, the Company granted the issuance of 35,000 common shares to the consultant. During the period ended March 31, 2026, the Company granted the issuance of 21,000 common shares to the consultant. The shares had a fair value of $3,156, which was recorded as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended March 31, 2026, total amount of shares payable and total value recorded as common stock liability issued for service was 1,264,238 and $204,656, respectively.

As of March 31, 2026, the total common stock liability for common stock and vested restricted stock was 8,830,462 shares of common stock.

Restricted Common Stock

On March 30, 2026, the Company granted the issuance of 323,334 restricted common shares to an advisor. 83,334 restricted common shares vest immediately and the remaining balance vests in twelve months equal instalments. The restricted common shares had a fair value of $43,973. $11,332 was recognized as stock-based compensation during the period ended of March 31, 2026. As of March 31, 2026, the 83,334 restricted common shares were fully vested. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On November 10, 2025, the Company entered into a service agreement where the Company will grant the issuance of 40,000 restricted common shares to the advisor on or before January 18, 2026. The Company granted the issuance of the restricted common shares on December 12, 2025. The restricted common shares were granted with a six month restriction period. The restricted common shares had a fair value of $9,196. The Company recognized $4,598 as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, 0 restricted common shares were vested.

On October 1, 2025, the Company granted the issuance of 120,000 restricted common shares to an advisor. The restricted common shares vest in twelve months equal instalments. The restricted common shares had a fair value of $32,280. The Company recognized $8,070 as stock-based compensation during the period ended March 31, 2026. As of March 31, 2026, 60,000 restricted common shares were vested. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

On December 1, 2024, the Company granted the issuance of 300,000 restricted common shares to an advisor. The restricted common shares vest in twelve months equal instalments. The restricted common shares had a fair value of $141,000, of which was recognized as stock-based compensation in 2025. As of March 31, 2026, the 300,000 restricted common shares were fully vested. As of March 31, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

Stock Warrants

During the period ended March 31, 2026, the Company issued 3,300,000 common stock warrants with exercise price of $0.08 in conjunction with convertible secured promissory notes agreements. The warrants had a relative fair value of $252,834, which was recorded as a discount on the note. The relative fair value of the warrants was estimated using a black-scholes model with the following assumptions:

Period Ended
March 31, 2026
Fair value of common stock on measurement date	$0.12 per share
Risk free interest rate (1)	4.08%
Volatility (2)	302.35%
Dividend yield (3)	0%
Expected term (in years)	5.00 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table summarizes the stock warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	6,350,000	$0.15
Granted	3,300,000	0.08
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2026	9,650,000	$0.12

As of March 31, 2026 the outstanding and exercisable warrants have a weighted average remaining term of 4.29 with no intrinsic value.

Stock Options

On February 23, 2026, the Company issued 450,000 options to employees. The options issued have a one-year term at an exercise price of $0.18. The options issued to the employees vest immediately on the date of issuance. The total fair value of these option grants at issuance was $15,988. The Company valued the stock options using the Black-Scholes model with the following key assumptions:

Period Ended
March 31, 2026
Fair value of common stock on measurement date	$0.16 per share
Risk free interest rate (1)	3.50%
Volatility (2)	67.73%
Dividend yield (3)	0%
Expected term (in years)	0.9 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

During the three months ended March 31, 2026, the Company recognized $106,555 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	5,465,000	$0.41
Granted	450,000	0.18
Exercised	–	–
Forfeited	(550,000)	0.51
Expired	–	–
Outstanding, March 31, 2026	5,365,000	$0.38
Exercisable, March 31, 2026	3,113,750	$0.36

As of March 31, 2026, the outstanding and exercisable options have a weighted average remaining term of 3.87 with an intrinsic value of $0.

Note 8: Commitments

In December 2024, The Company entered into an employment agreement with Mr. Leal, of which will become effective as of the effective date of the registration statement on Form S-1 in connection with the Company’s planned public offering of its shares. Pursuant to the employment agreements, Mr. Leal has agreed to serve as Chief Executive Officer and as a Director for five years from the effective date in consideration for an annualized salary of $300,000, payable in regular instalments in accordance with the usual payment practices of the Company. The employment agreements contemplate annual bonus awards based on the achievement of performance objectives and targets established annually by the Board of Directors and possible additional bonuses for services and results achieved by Mr. Leal.

On July 22, 2025, the Company entered into an Independent Software Vendor Program Agreement (the “Agreement”) with Five9, Inc. (“Five9”), a Delaware corporation. Five9 is a leading provider of intelligent cloud software and applications for contact centers. Pursuant to the Agreement, Five9 granted the Company a non-exclusive, worldwide, royalty-free, non-sublicensable and non-transferable license to access the Five9 developer account with the purpose of integrating the Company’s products and services and becoming an accredited vendor under Five9’s ISV program. The Company has agreed to pay a non-refundable ISV Program participation fee to Five9 for the initial one-year term of the Agreement and for each one-year renewal term thereafter. Further, each party to the Agreement may receive referral fees from the other party for the referral of prospective customers.

On August 22, 2025, the Company entered into a Genesys AppFoundery ISV Partner Agreement with Genesys Cloud Services, Inc. (“Genesys”), a California corporation. Genesys manages the Genesys AppFoundry, a marketplace of solutions that offers Genesys customers a curated selection of integrations and applications. The agreement governs the Company’s non-exclusive participation as an AppFoundry ISV Partner in the Genesys AppFoundry Program. The Company has agreed to pay a non-refundable revenue share to Genesys during the term of the Agreement based on a percentage of the revenue invoiced by the Company or Genesys in connection with the sale of the Company’s software through the AppFoundry marketplace. The agreement may be terminated by either party without cause upon ninety (90) days written notice to the other party.

Note 9: Subsequent Events

On April 8, 2026, the Company entered into a Master Reseller Agreement (the “Reseller Agreement”) for an initial term of three-years. Upon execution of the agreement, the Company received $3,000,000 as a credit balance for future service. In connection with the Reseller Agreement, the Company granted the issuance of a ten-year warrant to purchase a number of shares of common stock having a value of $3,000,000. The warrant amount will be based on the day volume weighted average price of the common stock during the 30-day period ending on the day prior to the execution of the warrant.

As of April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,850,000.

On April 7, 2026, the Company defaulted on the March 26, 2026 Secured Promissory Notes. The Company granted the issuance of 8,750,000 common stock shares to the holders for failure to pay the principal and accrued interest on the maturity date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2025, available on the Security and Exchange Commission’s (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended	Three months ended	Increase/
	March 31, 2026	March 31, 2025	(Decrease)

Revenue	$180,117	$128,518	$51,599
Cost of Revenue	65,560	-	65,560
Gross Profit	114,557	128,518	(13,961)

Operating expenses:
Research and development	406,311	349,586	56,725
General and administrative	1,937,753	481,320	1,456,433
Advertising and marketing	2,011	8,725	(6,714)
Legal and professional	154,367	218,420	(64,053)

Total operating expenses	2,500,442	1,058,051	1,442,391

Loss from operations	(2,385,885)	(929,533)	(1,456,352)

Other income (expense):

Other income	5,304	-	5,304
Interest expense	(926,373)	(24,682)	(901,691)

Total other expense	(921,069)	(24,682)	(896,387)

Net loss	$(3,306,954)	$(954,215)	$(2,352,739)

Revenue and Cost of Revenue

Our revenue for the three months ended March 31, 2026 was $180,117, compared to $128,518 for the three months ended March 31, 2025, an increase of $51,599. Our cost of revenue for the three months ended March 31, 2026 was $65,560, compared to $0 for the three months ended March 31, 2025, an increase of $65,560. The Company entered into several new sales and service contracts and began recognizing revenue from the new contracts during the half-end of the year ended December 31, 2025 and during the period ended March 31, 2026.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2026, were $2,500,442, compared to $1,058,051for the three months ended March 31, 2025, an increase of $1,442,391. The increase in our operating expenses was primarily a result of an increase in (i) research and development expenses, from $349,586 for the three months ended March 31, 2025 to $406,311 for the three months ended March 31, 2026, (ii) general and administrative expenses, from $481,320 for the three months ended March 31, 2025 to $1,937,753 for the three months ended March 31, 2026, and (iii) legal and professional expenses, from $218,420 for the three months ended March 31, 2025 to $154,367 for the three months ended March 31, 2026, each of which were connected to management’s efforts to perform obligations related to new sales contracts, increased efforts to develop new products and improve new products and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the three months ended March 31, 2026, other expense was $921,069. For the three months ended March 31, 2025, other expense was $24,682. Other expense increased by $896,387 was due to increased interest expense and amortization of debt discount, which was attributable to increased borrowings in 2026.

Net Loss

Net loss for the three months ended March 31, 2026, was $3,306,954, compared to $954,215 for the three months ended March 31, 2025, an increased net loss of $2,352,739. The increased net loss was primarily due to $1,442,391 of increased operating expenses.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Current Assets	$243,519	$121,937

Current Liabilities	$6,319,486	$3,044,251

Working Capital (Deficit)	$(6,075,967)	$(2,922,314)

As of March 31, 2026, we had working capital deficit of $6,075,967. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing.

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

Cash Flow

Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(32,378)	$(616,575)
Net cash provided by financing activities	87,918	443,000

Net change in cash	$55,540	$(173,575)

Net Cash Used in Operating Activities

Net cash used in operating activities was $32,378 for the three months ended March 31, 2026, compared to $616,575 for the three months ended March 31, 2025, a decrease of $584,197. The change was primarily attributable to changes in equity related liabilities, amortization expense, accounts receivable, accounts payable and deferred revenue.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $87,918 for the three months ended March 31, 2026, compared to $443,000 for the three months ended March 31, 2025, an decrease of $355,082. Our decrease cash provided by financing activities was primarily attributable to our decrease in proceeds from debt financing and increased payments on debt financing during the period ended March 31, 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2026, there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our internal control over financial reporting, our management concluded that our internal control over financial reporting were not effective as of December 31, 2025 and March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

ITEM 5. OTHER INFORMATION

During the three-month period ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1*	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	May 15, 2026
Saul Leal	(Principal Executive and Financial Officer)

