Form 10-Q
period 2026-06-30
OneMeta Inc.
filed 2026-08-14
CIK 1388295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 38,890,943 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEMETA INC.

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$49,491	$4,584
Accounts receivable, net	105,127	22,508
Subscription receivable	-	-
Prepaid and other current assets	20,812	94,845
Total current assets	175,430	121,937

Noncurrent Assets:
Property and equipment, net	1,517	1,843
Total noncurrent assets	1,517	1,843

Total assets	$176,947	$123,780

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,104,169	$926,889
Accrued expenses	537,483	133,845
Accrued expenses, related party	124,577	97,000
Related party advances	19,000	-
Convertible notes payable	3,140,000	940,000
Convertible notes payable, related party	450,000	250,000
Promissory notes payable, net	475,821	380,321
Deferred revenue	514,038	316,196
Total current liabilities	6,365,088	3,044,251

Noncurrent Liabilities:
Convertible notes payable, net of current portion and discount	-	1,387,612
Total noncurrent liabilities	-	1,387,612

Total liabilities	6,365,088	4,431,863

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,	-	-
Series A preferred stock, $0.001 par value, 2,068 issued and outstanding	2	2
Series B-1 convertible preferred stock, $0.001 par value, 5,252,753 and 8,619,420 shares issued and outstanding, respectively	5,252	862
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,890,943 and 38,890,943 shares issued and outstanding, respectively	38,891	38,891
Common stock liability	1,744,812	527,889
Additional paid in capital	40,955,683	38,480,044
Accumulated deficit	(48,932,781)	(43,355,771)
Total stockholders’ equity (deficit)	(6,188,141)	(4,308,083)
Total liabilities and stockholders’ equity (deficit)	$176,947	$123,780

The accompanying notes are an integral part of these financial statements.

ONEMETA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended	Six months ended	Three months ended	Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$619,483	$829,273	$439,366	$700,755
Cost of revenue	203,361	91,675	137,801	91,675
Gross profit	416,122	737,598	301,565	609,080

Operating expenses:
Research and development	772,413	472,484	366,102	122,898
General and administrative	2,625,188	1,144,427	687,435	663,107
Advertising and marketing	8,765	16,488	6,754	7,763
Legal and professional	318,987	413,200	164,620	194,780

Total operating expenses	3,725,353	2,046,599	1,224,911	988,548

Loss from operations	(3,309,231)	(1,309,001)	(923,346)	(379,468)

Other expense:
Other income	-	-	(5,304)	-
Interest expense	(2,267,779)	(112,679)	(1,341,406)	(87,997)
Total other expense	(2,267,779)	(112,679)	(1,346,710)	(87,997)

Net loss	(5,577,010)	(1,421,680)	(2,270,056)	(467,465)

Net loss per common share:
Basic	$(0.14)	$(0.04)	$(0.06)	$(0.01)
Diluted	$(0.14)	$(0.04)	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	38,890,943	38,332,054	38,890,943	38,873,165
Diluted	38,890,943	38,332,054	38,890,943	38,873,165

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Series A Preferred Stock		Series B-1 Convertible Preferred Stock		Common Stock		Common Stock	Series B-1 Convertible Preferred Stock	Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	liability	liability	capital	Deficit	Total
Balance, December 31, 2025	2,068	$2	8,619,420	$862	38,890,943	$38,891	$527,889	$-	$38,480,044	$(43,355,771)	$(4,308,083)
Series A Preferred stock repurchase deposit	-	-	-	-	-	-	-	-	(950,000)	-	(950,000)
Series B-1 Preferred stock liability	-	-	-	-	-	-	-	1,129,920	-	-	1,129,920
Common shares liability	-	-	-	-	-	-	946,716	-	-	-	946,716
Stock based compensation	-	-	-	-	-	-	-	-	130,557	-	130,557
Imputed interest	-	-	-	-	-	-	-	-	30,723	-	30,723
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	252,834	-	252,834
Net loss	-	-	-	-	-	-	-	-	-	(3,306,954)	(3,306,954)
Balance, March 31, 2026	2,068	2	8,619,420	862	38,890,943	38,891	1,474,605	1,129,920	37,944,158	(46,662,725)	(6,074,287)

Adjust par value of Series B-1 Preferred stock	-	-	-	7,757	-	-	-	-	(7,757)	-	-
Series B-1 Preferred stock repurchase	-	-	(4,166,667)	(4,167)	-	-	-	-	(1,895,833)	-	(1,900,000)
Series B-1 Preferred stock issued for service fair value adjustment	-	-	800,000	800	-	-	-	(1,129,920)	1,172,160	-	43,040
Common shares liability	-	-	-	-	-	-	270,207	-	-	-	270,207
Stock based compensation	-	-	-	-	-	-	-	-	138,934	-	138,934
Imputed interest	-	-	-	-	-	-	-	-	31,413	-	31,413
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	166,691	-	166,691
Default warrants	-	-	-	-	-	-	-	-	817,604	-	817,604
Fair value of customer warrant	-	-	-	-	-	-	-	-	2,588,313	-	2,588,313
Net loss	-	-	-	-	-	-	-	-	-	(2,270,056)	(2,270,056)
Balance, June 30, 2026	2,068	$2	5,252,753	$5,252	38,890,943	$38,891	$1,744,812	$-	$40,955,683	$(48,932,781)	$(6,188,141)

Balance, December 31, 2024	2,068	2	8,619,420	862	37,790,943	37,791	-	-	36,792,679	(39,516,154)	(2,684,820)
Stock based compensation	-	-	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	-	-	(954,215)	(954,215)
Balance, March 31, 2025	2,068	2	8,619,420	862	37,790,943	37,791	-	-	36,876,580	(40,470,369)	(3,555,134)

Common shares issued for cash	-	-	-	-	1,000,000	1,000	-	-	474,000	-	475,000
Common shares issued for service	-	-	-	-	100,000	100	-	-	22,900	-	23,000
Imputed interest	-	-	-	-	-	-	-	-	66,429	-	66,429
Stock based compensation	-	-	-	-	-	-	-	-	83,901	-	83,901
Net loss	-	-	-	-	-	-	-	-	-	(467,465)	(467,465)
Balance, June 30, 2025	2,068	$2	8,619,420	$862	38,890,943	$38,891	$-	$-	$37,523,810	$(40,937,834)	$(3,374,269)

The accompanying notes are an integral part of these unaudited financial statements.

ONEMETA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended	Six Months ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,577,010)	$(1,421,680)
Adjustment to reconcile net loss to cash used in operating activities:
Amortization of debt discount	1,023,113	-
Depreciation expense	326	-
Imputed interest	62,136	66,429
Stock based compensation	1,442,451	190,802
Non-cash interest expense - default warrant	817,604	-
Common stock liability	1,216,923	-
Net change in:
Accounts receivable	(82,619)	(66,229)
Prepaid and other current assets	74,033	82,049
Accounts payable	197,364	306,167
Accrued expenses	403,638	47,381
Accrued expenses, related party	7,493	(14,696)
Deferred revenue	2,786,155	(180,000)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,371,607	(989,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	420,000	-
Repayment of promissory notes	(1,015,700)	-
Proceeds from convertible notes	200,000	190,000
Proceeds from convertible notes, related party	200,000	250,000
Proceeds from promissory notes, related party	80,000	45,500
Repayment of promissory notes, related party	(80,000)	(145,500)
Proceeds from related party advances	25,000	-
Payment of related party advances	(6,000)	-
Payment of Series A Preferred stock repurchase	(2,150,000)	-
Proceeds from issuance of common shares	-	475,000

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,326,700)	815,000

NET CHANGE IN CASH	44,907	(174,777)
Cash, beginning of period	4,584	215,816
Cash, end of period	$49,491	$41,039

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expense	$156,164	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Expenses paid on the Company’s behalf	$20,084	$195,118
Series B-1 Preferred stock repurchased with a note	$700,000	$-
Relative fair value of warrants issued with convertible debt	$419,525	$-
Adjust par value of Series B-1 Preferred stock	$7,757	$-
Fair value of customer warrant	$2,588,313	$-

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

Accounts Receivable

Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for credit losses. The allowance for credit losses is recognized based on management’s estimate of likely losses per year, past experience, review of customer profiles and the aging of receivable balances. As of June 30, 2026 and December 31, 2025, there was $1,160 of allowance for credit losses.

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

VerbumAgentis

During the period ended June 30, 2026, the Company entered into a reseller and distribution agreement to provide software development kit (SDK) to the reseller to use and/or resell to their customers. The Company provided the reseller with a VerbumAgentis communication platform and an encryption key to install on their computer system and servers. In return, the reseller paid an initial one-time paid-up fee of $500,000.

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

Disaggregation of revenues

The Company disaggregates revenue between subscription and license revenue and professional service revenue.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Subscription, license and software revenue	$1,255	$502,500
Professional services	590,878	326,460
OEM Solution usage	27,350	313
Total revenue	$619,483	$829,273

Deferred Revenue

Deferred revenue includes service and support contracts and represents the undelivered performance obligation of agreements that are typically for one year or less. On October 8, 2024, the Company entered into an OEM Agreement to provide OEM Solutions hosting consisting of over-the-phone consecutive AI language translation solutions. Upon execution of the agreement, the Company received $700,000 from NICE as a credit balance for future service. The Company identified three separate performance obligations within the contract. The performance obligations are OEM Solution service, professional services and technical support. The OEM Solution revenue is recognized based on a per-minute rate while the professional services and technical support revenue is recognized based on a per hour rate. The Company estimated the $700,000 credit to be used mainly by OEM Solution and professional services. The Company recognized $448,804 of the credit during the year ended December 31, 2025. During the three months ended June 30, 2026, the Company recognized $125,236 as revenue from the credit. During the six months ended June 30, 2026, the Company recognized $235,932 as revenue from the credit. As of June 30, 2026, the deferred revenue balance was $15,263, which the Company expects to recognize revenue in the following quarter.

On April 8, 2026, the Company entered into a Master Reseller Agreement (the “Reseller Agreement”) for an initial term of three-years with Avaya LLC (“Avaya”). Upon execution of the agreement, the Company received $3,000,000 as a credit balance for future service. Under the Reseller Agreement, Avaya is authorized to resell the Company’s cloud-based software-as-a-service (SaaS) offerings and related professional and support services (collectively, the “Services”) to its customers and distributors worldwide. The Services include real-time and batch translation, transcription, captioning, interpretation, and related AI-powered language services, as well as professional services such as implementation, configuration, integration, training, and technical support. The Company’s performance obligations include providing access to SaaS offerings (translation, transcription, etc.) and delivering professional services (implementation, training, support). Transaction price is determined based on the contractual rates for each service, as set forth in the Reseller Agreement. Revenue for SaaS services is recognized over time as the customer consumes the services (e.g., per minute of translation or transcription), as the customer simultaneously receives and consumes the benefits of the services. Revenue for professional services is recognized over time as the services are performed. The Company acts as principal in providing the services to the customer, as it controls the services before they are transferred to the end customer.

In connection with the Reseller Agreement, the Company granted the issuance of a ten-year warrant to purchase 22,222,222 shares of common stock with exercise price of $0.135. The warrant had a fair value of $2,588,313, which was recorded as a discount against the $3,000,000 pre-payment received from the customer. As of June 30, 2026, the deferred revenue from the Reseller agreement was $343,775.

Included in total deferred revenue are other deferred customer contracts amounting to $155,000 and $65,000 as of 6/30/2026 and 12/31/2025, respectively.

As of June 30, 2026 and December 31, 2025, the deferred revenue balance was $514,038 and $316,196, respectively.

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2026, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included warrants to purchase 41,252,678 common shares, options to purchase 4,815,000 common shares, conversion of Series B-1 shares to purchase 57,780,283 common shares, conversion of Series A shares to purchase 2,585 common shares, and the conversion of the convertible notes to 36,045,673 common shares. Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share are presented for basic and diluted per share calculations as of June 30, 2026 and 2025, reflected in the accompanying statement of operations.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of June 30, 2026, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The company has a history of prepaid revenue customers. Management is evaluating the conversion of certain outstanding debt to equity to reduce near-term cash debt-service obligations and interest expense. The Company is actively seeking funding through debt and equity offerings. Management cannot be certain that such events or a combination thereof can be achieved.

Note 4. Related Party Transactions

Expense paid on the Company’s behalf

During the six months ended June 30, 2026 and 2025, former chief financial officer paid $0 and $195,118 of expenses on the Company’s behalf and was repaid $0 and $120,946, respectively. As of June 30, 2026 and December 31, 2025, the balance owed to former chief financial officer $0.

During the six months ended June 30, 2026 and 2025, the chief executive officer paid $21,313 and $0 of expenses on the Company’s behalf and was repaid $21,313 and $0, respectively. As of June 30, 2026 and December 31, 2025, the balance owed to chief executive officer $0 and $0, respectively.

Accruals

As of June 30, 2026, the accrued related party salary and accrued interest expense was $124,577 and $15,495, respectively. As of December 31, 2025, the accrued related party salary and accrued interest expense was $97,000 and $12,307, respectively.

During the period ended June 30, 2026, the board approved a health stipend for the Company’s Chief Executive Officer, Saul Leal, in the amount of $2,800 per month with a 5% cumulative interest on the unpaid balance. The stipend and interest were retroactively applied back to commencing of service in July 2022. As of June 30, 2026, the Company accrued $134,400 for the stipend and $14,600 for the accrued interest.

Accrued commissions

During the period ended June 30, 2026, the board approved a sales commission of 6% stipend for the Company’s Chief Executive Officer, Saul Leal. During the period ended June 30, 2026, the Company accrued sales commission for Saul in the amount of $62,150. As of June, 30, 2026, the accrued sales commission to Saul was $62,150.

Advances

On February 2, 2026, the Company’s Chief Executive Officer advanced the Company $25,000 to be used for operating expenditures. The advance is due on demand and accrues interest at a rate of 14%. During the six months ended June 30, 2026, the Company repaid $6,000 of the advance balance. As of June 30, 2026, the advance and accrued interest balance was $19,000 and $1,419, respectively.

Secure promissory note

On January 27, 2026, the Company entered into a promissory note agreement for $80,000 with Roy Chestnutt, Company’s Director. The Company recognized debt discount of $1,612 at the issuance of the note. Pursuant to the agreement, the interest on the promissory note shall equal to 16,000 shares of restricted common stock of the Company. Both the principal balance and the shares are payable on February 1, 2026. As of February 1, 2026, the Company paid the principal balance of $80,000 and issued the 16,000 common shares for the accrued interest. As of June 30, 2026, the principal balance of the promissory note was $0. As of June 30, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the years ended December 2025 and 2024, the Company entered into multiple secured promissory notes agreements with the Company’s former Chief Executive Officer, Rowland Day, for total proceeds of $883,500. The notes were secured by the assets of the Company and accrued interest at the rate of 14% per annum. During the year ended December 31, 2025 and as part of the separation agreement with Rowland Day, the Company repaid the outstanding principal balance of $802,450 and the accrued interest of $101,225. As of June 30, 2026 and December 31, 2025, the related party senior secured promissory notes payable principal balance was $0 and $0, respectively, with accrued interest of $0 and $0, respectively.

Settlement Agreement

Effective October 31, 2025, Rowland W. Day II resigned from his positions as President, Chief Financial Officer, Secretary, Chief Legal Officer, and as a member of the Board of Directors of the Company. In connection with his resignation, the Company made payments to Mr. Day in the amount of $917,966 in satisfaction of outstanding loans and reimbursable credit card balances owed to him and a payment in the amount of $408,486 for accrued salary. In connection with his resignation, the Company agreed to enter into a Stock Repurchase Agreement providing for repurchase by the Company from the Trust of up to 4,309,710 shares of the Company’s Series B-1 Preferred Stock and 307,647 shares of common stock, at per-share prices ranging from $0.605-$0.66 for the preferred shares and $0.055-$0.06 for the common shares, depending on the repurchase date. The purchase was to occur on or around March 27, 2026 (the “Expiration Date”). On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company paid an additional $100,000 to Rowland as an extension fee. On March 27, 2026, the Company paid $150,000 as a deposit on the stock re-purchase to Rowland. Additionally, through issuance of two notes dated March 26, 2026 (Note 6), $700,000 was wired directly by the noteholder to Rowland as a deposit on the stock re-purchase.

On April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,850,000. During the period ended June 30, 2026, the Company paid $2,000,000 to Rowland for the share re-purchase and the $100,000 extension fee.

Convertible notes payable

During the year ended December 31, 2025 and the period ended June 30, 2026, the Company issued a series of 0% interest convertible notes payable to a director, a director nominee and two relatives of a the director nominee in exchange for $450,000. The convertible notes mature six months following that date of issuance and do not accrue interest. The notes are convertible into common shares as follows: (i) on the next equity financing conversion: the principal balance on each note will convert into shares upon the closing of the next equity financing. The number of conversion shares the Company issues upon such conversion will equal the quotient obtained by dividing (x) the outstanding principal balance under each converting note on the closing date of the next equity financing by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the lowest per share purchase price of the equity securities issued in the next equity financing; and/or (ii) corporate transaction conversion: at the closing of a major corporate transaction, the note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of such note on the closing of such corporate transaction by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the closing date of the corporate transaction; and/or (iii) at any time on or after the maturity date, each note will convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the note on the date of such conversion by (y) the applicable conversion price of the product of (x) 100% less the discount of 25% and (y) the volume weighted average trading price on the date that is ten days immediately prior to the maturity date.

During the period ended June 30, 2026, the Company and four noteholders amended the terms of the convertible note agreements to retroactively accrue interest on their notes from the effective date of the agreements on a rate of 10%. During the period ended June 30, 2026, the Company recorded and accrued interest expense on the convertible notes in the amount of $31,452.

Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of June 30, 2026 and December 31, 2025, the convertible notes payable principal balance was $450,000 and $250,000, respectively, and the accrued interest was $31,452 and $0, respectively. The Company calculated imputed interest on the zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. As of June 30, 2026 and December 31, 2025, the Company recorded imputed interest of $6,904 and $30,359, respectively.

The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of June 30, 2026. As June 30, 2026, the matured convertible notes would potentially be converted into 3,007,472 common shares.

	As of June 30, 2026	As of December 31, 2025

Convertible notes payable, relate party	$450,000	$250,000
Total convertible notes payable, relate party	450,000	250,000
Less: current portion	(450,000)	(250,000)
Long term convertible notes payable, relate party, net of current	$-	$-

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

During the period ended June 30, 2026, the Company and four noteholders amended the terms of the convertible note agreements to retroactively accrue interest on their notes from the effective date of the agreements on a rate of 10%. During the period ended June 30, 2026, the Company recorded and accrued interest expense on the convertible notes in the amount of $19,518.

Company evaluated the conversion feature and determined that no embedded derivative liability existed on the issuance dates of the convertible notes. As of June 30, 2026 and December 31, 2025, the convertible notes payable principal balance was $940,000 and $940,000, respectively, and the accrued interest was $19,518 and $0, respectively. The Company calculated imputed interest on the zero percent convertible notes using an interest rate of 14% and recorded to additional paid-in-capital. As of June 30, 2026 and December 31, 2025, the Company recorded imputed interest of $55,233 and $119,040, respectively.

The Company evaluated the conversion feature and determined that, since the conversion price is fixed, no embedded derivative liability existed as of June 30, 2026. As June 30, 2026, the matured convertible notes would potentially be converted into 5,538,201 common shares.

On November 3, 2025, the Company entered into a Convertible Notes Agreement and a Warrant Purchase Agreements (the “Purchase Agreements”), dated as of October 31, 2025, with two investors (the “Holders”) for their purchase of (i) 14% convertible secured promissory notes of the Company in the aggregate original principal amount of $2,000,000 payable on October 31, 2028 (the “Notes”) with a fixed conversion price of $0.08 and (ii) 5-year warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.08. The proceeds were used to repay the amounts outstanding under those certain 14% secured promissory notes and credit card balances to the former President of the Company in the amounts of $917,966 and $408,486, respectively. The remainder of the proceeds were used for working capital and general corporate purposes. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders.

On February 11, 2026, the Company entered into two Promissory Note Agreements (the “Additional Notes”) with the Holders for an additional $200,000. The interest on the promissory note was equal to 125,000 shares of common stock of the Company for each note. Both the principal balance and the shares are payable on February 26, 2026. Per the agreement, If the loans were note repaid when matured, the Company will issue an additional 125,000 shares of common stock for each note and 125,000 shares every three months thereafter.

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

The Company recognized amortization on the debt discount of $612,388 during the period ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the principal balance of the notes was $2,200,000 and $2,000,000. As of June 30, 2026 The unamortized debt discount was $0.

	As of June 30, 2026	As of December 31, 2025

Convertible notes payable	$3,140,000	$2,327,612
Total convertible notes payable	3,140,000	2,327,612
Less: current portion	(3,140,000)	(940,000)
Long term convertible notes payable, net of current	$-	$1,387,612

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

During the period ended June 30, 2026, the Company repaid $261,257 and $35,305 of the principal balance and accrued interest, respectively. The Company recognized amortization on the debt discount of $26,525 during the period ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the principal balance of the note was $91,793 and $353,050 and the accrued interest was $7,061 and $42,366, respectively.

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

During the period ended June 30, 2026, the Company repaid $54,413 and $9,962 of the principal balance and accrued interest, respectively . The Company recognized amortization on the debt discount of $11,130 during the period ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the principal balance of the note was $22,138 and $76,550 and the accrued interest was $3,321 and $13,282, respectively.

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

During the period ended June 30, 2026, the Company repaid $700,000 and $10,897 of the principal balance and accrued interest, respectively. The Company recognized amortization on the debt discount of $252,834 during the period ended June 30, 2026 on the promissory notes. As of June 30, 2026, the principal balance and accrued interest of the note was $0 and $0, respectively.

On May 13, 2026, the Company entered Secured Promissory Note Agreements with two investors for their purchase of (i) 14% secured promissory notes of the Company in the aggregate original principal amount of $170,000 payable on May 26, 2026 and (ii) 5-year warrants to purchase 1,402,500 shares of the Company’s common stock at an exercise price of $0.14. The warrants had a relative fair value of $112,930, which was recorded as a discount on the note. Should the Company default on repayment for the note in full by the maturity date, the Common shall issue to the holders warrants to purchase 3,718,750 shares of the Company’s common stock. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders.

The Company defaulted on the May 13, 2026 notes and issued a 5-year warrants to purchase 3,718,750 shares of the Company’s common stock an exercise price of $0.14. The warrants had a fair value of $817,604, which was recorded as an interest expense in additional paid-in-capital.

The Company recognized amortization on the debt discount of $112,930 during the period ended June 30, 2026 on the promissory notes. As of June 30, 2026, the principal balance and accrued interest of the note was $170,000 and $1,118, respectively.

On May 28, 2026, the Company entered into a Promissory Note for a principal amount of $203,550 with the Company receiving cash proceeds of $170,000. The Company recognized debt discount of $33,550 at the issuance of the notes. The note matures on May 30, 2026 and bears a one-time interest of 12% or $24,426. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date. Additionally, in the event of default, the holder may convert all or any part of the outstanding and unpaid amount of this note into shares of Company’s common stock with a discount rate of 35% on the lowest trading price of the common stock during the ten trading days prior to the conversion date.

The Company recognized amortization on the debt discount of $2,796 during the period ended June 30, 2026 on the promissory notes. As of June 30, 2026, the principal balance and accrued interest of the note was $80,000 and $24,426, respectively.

On June 12, 2026, the Company entered Secured Promissory Note Agreements with two investors for their purchase of (i) 14% secured promissory notes of the Company in the aggregate original principal amount of $80,000 payable on December 31, 2026 and (ii) 5-year warrants to purchase 1,131,428 shares of the Company’s common stock at an exercise price of $0.14. Should the Company default on repayment for the note in full by the maturity date, the Common shall issue to the holders a warrant to purchase 3,000,000 shares of the Company’s common stock. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders. The warrants had a relative fair value of $53,761, which was recorded as a discount on the note.

The Company recognized amortization on the debt discount of $4,480 during the period ended June 30, 2026 on the promissory notes. As of June 30, 2026, the principal balance and accrued interest of the note was $80,000 and $395, respectively.

	As of June 30, 2026	As of December 31, 2025

Promissory notes payable, net	$475,821	$380,321
Total Promissory notes payable, net	475,821	380,321
Less: current portion	(475,821)	(380,321)
Long term Promissory notes payable, net of current	$-	$-

As of June 30, 2026, the unamortized debt discount was $91,659. As of December 31, 2025, the Company had unamortized debt discount of $49,279.

Note 7. Equity

The Company is currently authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. In addition, The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001. The specific rights of the preferred stock, when so designated, shall be determined by the board of directors.

Common Stock

As of June 30, 2026 and December 31, 2025, there were 38,890,943 and 38,890,943 shares issued and outstanding, respectively.

Preferred Stock

Series A Convertible Preferred Stock

Our board of directors designated 2,068 shares of our preferred stock as Series A Convertible Preferred Stock (“Series A”) with a par value of $0.001. Series A has liquidation and dividend preferences. Each share of Series A has voting rights equal to the amount of shares of common stock into which the Series A is convertible. Each share of Series A is convertible on a 1 to 1.25 common share basis. As of each of June 30, 2026 and December 31, 2025, there were 2,068 shares of Series A issued and outstanding.

Series B-1 Convertible Preferred Stock

Our board of directors designated 8,619,420 shares of our preferred stock as Series B-1 Convertible Preferred Stock (“Series B-1”) with a par value of $0.001. Series B-1 has liquidation and dividend preferences. Each share of Series B-1 has voting rights 3.2x (times) that of the number of votes that is equal to the number of common stock into which the Series B-1 are convertible. Each share of Series B-1 is convertible on a 1 to 11 common share basis. On September 30, 2023, the Articles of Incorporation of the Company were amended to remove the redemption right of the Series B-1. The Company’s Articles of Incorporation require 51% of the outstanding votes of the Series B-1 to amend or repeal any incorporation documents that would alter the rights or preferences of Series B-1, alter the authorized number of shares of the series, create or issue any classes of preferred stock senior to the Series B-1, amend the company’s bylaws, or enter into a transaction that would result in a change in control. As of June 30, 2026 and December 31, 2025, there are 5,252,753 and 8,619,420 shares of Series B-1 issued and outstanding, respectively.

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

On March 26, 2026, the Company entered into an amendment to the Stock Repurchase Agreement pursuant to which the Expiration Date was extended to April 10, 2026. As part of the extension of the settlement date, the Company paid an additional $100,000 to Rowland as an extension fee.

On April 10, 2026, the Company purchased 4,166,667 shares of the Company’s Series B-1 Preferred Stock held by Rowland at a price of $0.66 per Series B-1 Preferred share for a total cash consideration of $2,850,000. During the period ended June 30, 2026, the Company paid $2,150,000 in cash consideration to Rowland for the share re-purchase and the $100,000 extension fee and $700,000 was wired directly by the noteholder to Rowland.

On March 9, 2026, the board of directors approved the issuance of 800,000 share of Series B-1 Convertible Preferred Stock to Mr. Leal as a bonus. The 800,000 shares of Series B-1 convertible preferred stock valued at the at-converted value of $0.13 per share with a fair value of $1,129,920.

During the three months ended June 30, 2026, the Company engaged an independent valuation specialist to determine the fair value of the Series B-1 Preferred Stock. The valuation utilized an Option Pricing Model (OPM)], incorporating significant unobservable inputs including a discount for lack of marketability of 3.58%, an expected volatility of 212.5%, and an expected time to liquidity event of 3.00 years. Based on this assessment, the estimated fair value of the Series B-1 Preferred Stock was determined to be $1,172,960 or $1.4662 per share.

Series B-2 Convertible Preferred Stock

Our board of directors designated 3,107,438 shares of our preferred stock as Series B-2 Convertible Preferred Stock (“Series B-2”) with a par value of $0.001. On May 1, 2023, the Articles of Incorporation of the Company were amended such that no Series B-2 shares are authorized. Series B-2 have no liquidation or dividend preferences. Each share of Series B-2 has voting rights equal to the amount of shares of common stock the Series B-2 is convertible to and is convertible on a 1 to 1 common share basis and shall automatically be converted into common shares up the Public Offering Closing. As of June 30, 2026 and December 31, 2025, there are no shares of Series B-2 issued and outstanding.

Common Stock Liability

Common stock to be issued for cash

During the period ended June 30, 2026, the Company granted the issuance of 5,222,224 shares of common stock for $740,000 cash. As of June 30, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity. In connection with two stock purchase agreements, the Company issued two warrants to purchase 3,127,778 shares of the Company’s common stock. The warrants had a relative fair value of $158,287, which was recorded as a discount on the note.

During the period ended June 30, 2026, total amount of shares payable and total value recorded as common stock liability issued for cash was 5,222,224 and $740,000, respectively.

Common stock to be issued for interest

During the period ended June 30, 2026, the Company granted the issuance of 766,000 shares of common stock in lieu of interest on convertible and promissory notes with a fair value of $116,364. As of June 30, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended June 30, 2026, total amount of shares payable and total value recorded as common stock liability issued for interest on notes was 766,000 and $116,364, respectively.

Common stock to be issued for accounts payable settlement

During the period ended June 30, 2026, the Company granted the issuance of 100,000 shares of common stock to settle an accounts payable balance with a fair value of $16,000. As of June 30, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity.

During the period ended June 30, 2026, total amount of shares payable and total value recorded as common stock liability issued for accounts payable settlement was 100,000 and $16,000, respectively.

Common stock to be issued for service

During the period ended June 30, 2026, the Company entered into several consultant agreements where the Company granted the issuance of 1,613,416 common shares to the consultants. The shares had a fair value of $301,711.

On January 1, 2026, the Company entered into a consultant agreement where the consultant will receive 10,000 common shares on a monthly basis beginning on the effective date of the agreement. During the period ended June 30, 2026, the Company granted the issuance of 60,000 common shares to the consultant. The shares had a fair value of $11,406.

On December 18, 2025, the Company entered into a six month term consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. During the period ended June 30, 2026, the Company granted the issuance of 42,000 common shares to the consultant. The shares had a fair value of $7,482.

On August 1, 2025, the Company entered into a consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. On December 15,2025, the Company entered into an amendment to the consultant agreement to increase the number of monthly common shares to 14,000 common shares per month beginning on January 1, 2026. In 2025, the Company granted the issuance of 35,000 common shares to the consultant. During the period ended June 30, 2026, the Company granted the issuance of 84,000 common shares to the consultant, having a fair value of $15,973.

On August 1, 2025, the Company entered into a consultant agreement where the consultant will receive 7,000 common shares on a monthly basis beginning on the effective date of the agreement. In 2025, the Company granted the issuance of 35,000 common shares to the consultant. During the period ended June 30, 2026, the Company granted the issuance of 42,000 common shares to the consultant, having a fair value of $7,986.

As of June 30, 2026, the common shares were not issued to the equity holders and as such, the common shares were recorded as common stock liability on the statement of stockholder’s equity. During the period ended June 30, 2026, total amount of shares payable and total value recorded as common stock liability issued for service was 1,841,416 and $344,558, respectively. As of June 30, 2026, the total amount of shares payable issued for service was 4,039,416.

Restricted Common Stock

2026 Issuance

On June 1, 2026, the Company granted the issuance of 300,000 restricted common shares to an advisor. The restricted common shares vest in six-month equal installments. The restricted common shares had a fair value of $53,100 or $0.18 per share.

On March 30, 2026, the Company granted the issuance of 323,334 restricted common shares to an advisor. 83,334 restricted common shares vest immediately and the remaining balance vests in twelve months equal instalments. The restricted common shares had a fair value of $43,973 or $0.14 per share.

On March 1, 2026, the Company granted the issuance of 180,000 restricted common shares to an advisor. The restricted common shares vest in six-month equal installments. The restricted common shares had a fair value of $24,066 or $0.11 per share.

2025 Issuance – Recorded in 2026

On December 1, 2025, the Company granted the issuance of 24,000 restricted common shares to an advisor. The restricted common shares vest in six-month equal installments. The restricted common shares had a fair value of $5,712 or $0.24 per share.

The following table summarizes the restricted common stock activity for the six months ended June 30, 2026:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2025	460,000	$0.40
Granted	827,334	0.15
Forfeited/Cancelled	–	–
Outstanding, June 30, 2026	1,287,334	$0.24
Vested, June 30, 2026	767,334	$0.29

During the three months ended June 30, 2026, the Company recognized $48,368 of stock-based compensation expense related to outstanding restricted common stock. During the six months ended June 30, 2026, the Company recognized $72,370 of stock-based compensation expense related to outstanding restricted common stock. At June 30, 2026, the Company had $84,822 of unrecognized compensation expense related to outstanding restricted common stock, which will be recognized over approximately 1.00 year.

Stock Warrants

During the period ended June 30, 2026, the Company issued 3,300,000 and 2,533,928 common stock warrants with exercise price of $0.08 and $0.14, respectively, in conjunction with convertible secured promissory notes agreements. The warrants had a relative fair value of $419,525, which was recorded as a discount on the note payable.

During the period ended June 30, 2026, the Company issued 3,127,778 common stock warrants with exercise price of $0.18 in conjunction with stock purchase agreements.

During the period ended June 30, 2026, the Company defaulted on the May 13, 2026 notes and issued a warrant to purchase 3,718,750 shares of the Company’s common stock an exercise price of $0.14. The warrants had a fair value of $817,603, which was recorded as an interest expense and additional paid-in-capital.

In connection with the April 8, 2026 Reseller Agreement, In connection with the Reseller Agreement, the Company granted the issuance of a ten-year warrant to purchase 22,222,222 shares of common stock with exercise price of $0.135. The warrant had a fair value of $2,588,313, which was recorded as a discount against the $3,000,000 pre-payment received from the customer. The customer warrant was calculated using the Black-Scholes method over the expected terms and the following assumptions: volatility of 176.81%, exercise price of $0.135 and risk-free rate of 4.29%.

The relative fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Period Ended
June 30, 2026
Fair value of common stock on measurement date	$0.11 - $0.22 per share
Risk free interest rate (1)	4.08% – 4.29%
Volatility (2)	157.44% - 302.35%
Dividend yield (3)	0%
Expected term (in years)	1.00 – 10.00 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table summarizes the stock warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2025	6,350,000	$0.15
Granted	34,902,678	0.13
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2026	41,252,678	$0.14

As of June 30, 2026 the outstanding and exercisable warrants have a weighted average remaining term of 7.12 with an intrinsic value of $789,991.

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
June 30, 2026
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

During the three months ended June 30, 2026, the Company recognized $90,566 of expense related to outstanding stock options. During the six months ended June 30, 2026, the Company recognized $197,121 of expense related to outstanding stock options.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2025	5,465,000	$0.41
Granted	450,000	0.18
Exercised	–	–
Forfeited	(1,000,000)	0.47
Expired	(100,000)	0.75
Outstanding, June 30, 2026	4,815,000	$0.36
Exercisable, June 30, 2026	3,211,875	$0.34

As of June 30, 2026, the outstanding and exercisable options have a weighted average remaining term of 3.73 with an intrinsic value of $0.

Note 8: Commitments

In December 2024, the Company entered into an employment agreement with Mr. Leal, which will become effective as of the effective date of the registration statement on Form S-1 in connection with the Company’s planned public offering of its shares. Pursuant to the employment agreements, Mr. Leal has agreed to serve as Chief Executive Officer and as a Director for five years from the effective date in consideration for an annualized salary of $300,000, payable in regular instalments in accordance with the usual payment practices of the Company. The employment agreement contemplates annual bonus awards based on the achievement of performance objectives and targets established annually by the Board of Directors and possible additional bonuses for services and results achieved by Mr. Leal.

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

Note 9: Subsequent Events

On July 14, 2026, the Company entered into Secured Promissory Note Agreements with two investors for their purchase of (i) 14% secured promissory notes of the Company in the aggregate original principal amount of $80,000 payable on December 31, 2026 and (ii) 5-year warrants to purchase 1,131,428 shares of the Company’s common stock at an exercise price of $0.14. Should the Company default on repayment for the note in full by the maturity date, the Common shall issue to the holders a total of 3,000,000 shares of the Company’s common stock. The Company’s obligations under the Notes are secured by a security interest in certain property granted by the Company for the benefit of Holders pursuant to the terms of a Security Agreement dated October 31, 2025, between the Company and the Holders and a Patent Security Agreement dated October 31, 2025, between the Company and Holders.

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

Client Adoption and Consumption Growth

During the second quarter of 2026, OneMeta onboarded more than 20 new clients to its VerbumCall product, including several Fortune 500 companies, across a diversified set of vertical industries, technology and business services, insurance and risk management, industrial manufacturing and aerospace, healthcare and life sciences, utilities and electric power, gaming and hospitality, financial services, and transportation and aviation. These clients maintain significant domestic and international operations across North America, Europe, Asia-Pacific, and Latin America, providing OneMeta with substantial opportunities to expand VerbumCall across large, distributed workforces and multilingual business functions.

The Company defines “weekly consumption run rate” as the total number of calls processed on the VerbumCall platform in a given week. From the first week of January 2026 through the fourth week of June 2026, weekly consumption run rate increased by more than 500%, reflecting increased platform utilization following client deployments. Each installation represents a higher value, largely one time implementation event, and management believes growth in installation volume positions the Company to convert increased usage into recurring platform revenue as onboarded clients scale consumption across additional users and locations. The Company’s strategic focus remains on growing recurring revenue. By comparison, the six months ended June 30, 2025 included a significant one time licensing implementation fee from a single client that did not recur in the six months ended June 30, 2026, which management believes is a more accurate driver of the period over period revenue comparison than reduced platform demand.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2026 and 2025, respectively.

	Three months ended	Three months ended	Increase/
	June 30, 2026	June 30, 2025	(Decrease)

Revenue	$439,366	$700,755	$(261,389)
Cost of Revenue	137,801	91,675	46,126
Gross Profit	301,565	609,080	(307,515)

Operating expenses:
Research and development	366,102	122,898	243,204
General and administrative	687,435	663,107	24,328
Advertising and marketing	6,754	7,763	(1,009)
Legal and professional	164,620	194,780	(30,160)

Total operating expenses	1,224,911	988,548	236,363

Loss from operations	(923,346)	(379,468)	(543,878)

Other income (expense):

Other income	(5,304)	-	(5,304)
Interest expense	(1,341,406)	(87,997)	(1,253,409)

Total other expense	(1,346,710)	(87,997)	(1,258,713)

Net loss	$(2,270,056)	$(467,465)	$(1,802,591)

Revenue and Cost of Revenue

Our revenue for the three months ended June 30, 2026 was $439,366, compared to $700,755 for the three months ended June 30, 2025, a decrease of $261,389. The Company entered into several new sales and service contracts and began recognizing revenue from the new contracts during the half-end of the year ended December 31, 2025 and during the period ended June 30, 2026. The Company recognized more revenue from a single customer during the three months ended June 30, 2025 as compared to the three months ended June 30, 2026 from the same customer.

Our cost of revenue for the three months ended June 30, 2026 was $137,801, compared to $91,675 for the three months ended June 30, 2025, an increase of $46,126. The slight increase is due to increased labor cost.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2026, were $1,224,911, compared to $988,548 for the three months ended June 30, 2025, an increase of $236,363. The increase in our operating expenses was primarily a result of an increase in (i) research and development expenses, from $122,898 for the three months ended June 30, 2025 to $366,102 for the three months ended June 30, 2026, (ii) general and administrative expenses, from $633,107 for the three months ended June 30, 2025 to $687,435 for the three months ended June 30, 2026, and (iii) legal and professional expenses, from $194,780 for the three months ended June 30, 2025 to $164,620 for the three months ended June 30, 2026, each of which were connected to management’s efforts to perform obligations related to new sales contracts, increased efforts to develop new products and improve new products and increased consulting fees.

Other Expense

For the three months ended June 30, 2026, other expense was $1,346,710. For the three months ended June 30, 2025, other expense was $87,997. Other expense increased by $1,258,713 due to increased interest expense and amortization of debt discount which was attributable to increased borrowings in 2026.

Net Loss

Net loss for the three months ended June 30, 2026, was $2,270,056, compared to $467,465 for the three months ended June 30, 2025, an increased net loss of $1,802,591. The increased net loss was primarily due to $543,878 and $1,258,713 of increased loss from operations and other expense, respectively.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2026 and 2025, respectively.

	Six months ended	Six months ended	Increase/
	June 30, 2026	June 30, 2025	(Decrease)

Revenue	$619,483	$829,273	$(209,790)
Cost of Revenue	203,361	91,675	111,686
Gross Profit	416,122	737,598	(321,476)

Operating expenses:
Research and development	772,413	472,484	299,929
General and administrative	2,625,188	1,144,427	1,480,761
Advertising and marketing	8,765	16,488	(7,723)
Legal and professional	318,987	413,200	(94,213)

Total operating expenses	3,725,353	2,046,599	1,678,754

Loss from operations	(3,309,231)	(1,309,001)	(2,000,230)

Other income (expense):

Interest expense	(2,267,779)	(112,679)	(2,155,100)

Total other expense	(2,267,779)	(112,679)	(2,155,100)

Net loss	$(5,577,010)	$(1,421,680)	$(4,155,330)

Revenue and Cost of Revenue

Our revenue for the six months ended June 30, 2026 was $619,483, compared to $829,273 for the six months ended June 30, 2025, a decrease of $209,790. The Company entered into several new sales and service contracts and began recognizing revenue from the new contracts during the half-end of the year ended December 31, 2025 and during the period ended June 30, 2026. The Company recognized more revenue from a single customer during the six months ended June 30, 2025 as compared to the six months ended June 30, 2026 from the same customer.

Our cost of revenue for the six months ended June 30, 2026 was $203,361, compared to $91,675 for the six months ended June 30, 2025, an increase of $111,686. The slight increase is due to increased labor cost.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2026, were $3,725,353, compared to $2,046,599 for the six months ended June 30, 2025, an increase of $1,678,754. The increase in our operating expenses was primarily a result of an increase in (i) research and development expenses, from $472,484 for the six months ended June 30, 2025 to $772,413 for the six months ended June 30, 2026, (ii) general and administrative expenses, from $1,144,427 for the six months ended June 30, 2025 to $2,625,188 for the six months ended June 30, 2026, and (iii) legal and professional expenses, from $413,200 for the six months ended June 30, 2025 to $318,987 for the six months ended June 30, 2026, each of which were connected to management’s efforts to perform obligations related to new sales contracts, increased efforts to develop new products and improve new products and increased consulting fees related to the registration of the Company with the SEC.

Other Expense

For the six months ended June 30, 2026, other expense was $2,267,779. For the six months ended June 30, 2025, other expense was $112,679. Other expense increased by $2,155,100 was due to increased interest expense and amortization of debt discount which was attributable to increased borrowings in 2026.

Net Loss

Net loss for the six months ended June 30, 2026, was $5,577,010, compared to $1,421,680 for the six months ended June 30, 2025, an increased net loss of $4,155,330. The increased net loss was primarily due to $2,000,230 and $2,155,100 of increased loss from operations and other expense, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Current Assets	$175,430	$121,937

Current Liabilities	$6,365,088	$3,044,251

Working Capital (Deficit)	$(6,189,658)	$(2,922,314)

As of June 30, 2026, we had working capital deficit of $6,189,658. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from common stock sales and debt financing.

As of June 30, 2026, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is seeking to obtain additional funds by equity financing and or related party advances, however, there is no assurance of additional funding being available. If we fail to increase our revenue, raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue our operations or the development and commercialization of one or more of our products. Where the anticipated offering is successful, we may decide to raise additional financing, in addition to the net proceeds from this offering, to support further growth of our operations. Where the anticipated offering is unsuccessful, we expect to use proceeds from the issuance of equity, debt financings, or other capital transactions to fund our operations and satisfy our liquidity requirements. Management is evaluating the conversion of certain outstanding debt to equity to reduce near-term cash debt-service obligations and interest expense.

We believe our ability to achieve commercial success and continued growth will be dependent upon our ability to sell our products and our continued access to capital either through sales of our equity or cash generated from operations. The Company has a history of prepaid revenue from Accenture, NICE, and AVAYA, among others; this reflects the need for ONEMTA’s services, and this approach helps with operational costs. The Company expects to continue this approach as it enters into agreements with other providers. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regard to investing additional monies.

The Company doesn’t have any plans to repurchase any of its equity or debt.

Of the promissory notes issued during the period with default-triggered dilutive features, the Company repaid the March 26, 2026 secured note ($700,000 principal) in full without triggering its default provisions, and has made partial repayments on the Company’s September 11, 2025 and October 13, 2025 notes without triggering conversion.

Cash Flow

Comparison of the Six Months Ended June 30, 2026 and the Six Months Ended June 30, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	June 30,
	2026	2025
Net cash provided by (used in) operating activities	$2,371,607	$(989,777)
Net cash provided by (used in) financing activities	(2,326,700)	815,000

Net change in cash	$44,907	$(174,777)

Net Cash Used in Operating Activities

Net cash provided by operating activities was $2,371,607 for the six months ended June 30, 2026, compared to net cash used in operating activities of $989,777 for the six months ended June 30, 2025, an increase of $3,361,384. The change was primarily attributable to changes in equity related liabilities, amortization expense, accounts receivable, accounts payable and deferred revenue.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $2,326,700 for the six months ended June 30, 2026, compared to net cash provided by financing activities of $815,000 for the six months ended June 30, 2025, a decrease of $3,141,700. Our decrease cash provided by financing activities was primarily attributable to our decrease in proceeds from debt financing and increased payments on debt financing and from the Series B-1 Preferred Stock re-purchase from former CEO during the period ended June 30, 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2026, there were no changes to the application of critical accounting policies previously disclosed in the Registration Statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our internal control over financial reporting, our management concluded that our internal control over financial reporting were not effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

The Company has initiated a search for a Chief Financial Officer to strengthen financial reporting oversight and address control deficiencies identified above.

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

ITEM 5. OTHER INFORMATION

During the three-month period ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Signature	Title	Date

/s/ Saul Leal	Chief Executive Officer	August 14, 2026
Saul Leal	(Principal Executive and Financial Officer)

